Form 10QSB
period 2005-02-28
STALLION GROUP
filed 2005-04-28
CIK 1285894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2005

  ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission file number: 333-118360

THE STALLION GROUP
(Exact name of small business issuer in its charter)

Nevada	98-0429182
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

5728 - 125A Street
Surrey, British Columbia	V3X 3G8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 597-0028

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐   No ☑   – Not subject to such filing requirements for the last 90 days.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock as of April 22, 2005.

Transitional Small Business Format.   Yes ☐     No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)

February 28, 2005

Assets

Cash	$24,590

Liabilities and Shareholders’ Equity

Liabilities:
Accrued liabilities	$2,300
Total liabilities	2,300

Shareholders’ equity (Notes 2 and 4):
Common stock, $.001 par value; 200,000,000 shares authorized,
9,000,000 shares issued and outstanding	9,000
Additional paid-in capital	37,600
Accumulated deficit	(24,265)
Cumulative translation adjustment	(45)
Total shareholders’ equity	22,290
$24,590

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					January 9,
					2004
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	February 28,		February 28,		February 28,
	2005	2004	2005	2004	2005
Operating expenses:
Contributed rent (Note 2)	$300	$—	$900	$—	$1,400
Contributed administrative support (Note 2)	50	—	150	—	200
Professional fees	800	—	7,800	—	10,300
Office	4,010	—	7,402	—	8,046
Organization costs	—	—	—	—	1,160
Other general and administrative	1,465	—	3,154	—	3,159
Total operating expenses	6,625	—	19,406	—	24,265

Loss before income taxes	(6,625)	—	(19,406)	—	(24,265)

Income tax provision (Note 5)	—	—	—	—	—

Net loss	$(6,625)	$—	$(19,406)	$—	$(24,265)

Basic and diluted loss per share	$—	$—	$—	$—

Basic and diluted weighted average
common shares outstanding	9,000,000	5,000,000	9,000,000	5,000,000

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at May 31, 2004	8,200,000	$8,200	$29,350	$(4,859)	$—	$32,691

June 2004, common stock sold in private
placement offering ($.01/share) (Note 4)	800,000	800	7,200	—	—	8,000
Office space and administrative support
contributed by an officer (Note 2)	—	—	1,050	—	—	1,050
Comprehensive loss:
Net loss, nine months ended February 28, 2005	—	—	—	(19,406)	—	(19,406)
Cumulative translation adjustment	—	—	—	—	(45)	(45)
Comprehensive loss	—	—	—	—	—	(19,451)

Balance at February 28, 2005	9,000,000	$9,000	$37,600	$(24,265)	$(45)	$22,290

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			January 9,
			2004
			(Inception)
	Nine Months Ended		Through
	February 28,		February 28,
	2005	2004	2005
Net cash provided by
operating activities	$(20,442)	$—	$(20,410)

Cash flows from financing activities:
Proceeds from the sale of common stock	8,000	5,000	45,000
Net cash provided by
financing activities	8,000	5,000	45,000

Net change in cash	(12,442)	5,000	24,590

Cash, beginning of period	37,032	—	—

Cash, end of period	$24,590	$5,000	$24,590

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2004 as filed in its Form SB-2 and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On May 31, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in Omineca Mining District, British Columbia, Canada. (see Note 3).

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

NOTE 2: RELATED PARTY TRANSACTIONS

The Company’s president contributed office space to the Company for the periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

The president contributed administrative services to the Company for the periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

In February 2004, the Company sold 5,000,000 shares of its restricted common stock to its president for $5,000 ($.001/share).

NOTE 3: OPTION ON UNPROVEN MINERAL INTERESTS

Mayan Minerals Ltd. Option Agreement

On May 31, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in the Omineca Mining District, British Columbia, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option exploration expenditures as follows:

	Exploration
	Expenditures	Due Date
CDN	$35,000.00	August 31, 2005
CDN	85,000.00	August 31, 2006
	$120,000.00

B.	Make annual payments of CDN$50,000, commencing January 1, 2007, as long as the Company held any interest in the claim.

In addition to the above terms, the optionor is to retain a three percent net smelter royalty.

NOTE 4: SHAREHOLDERS’ EQUITY

Between April 2004 and June 2004, the Company offered for sale 4,000,000 shares at of its common stock at a price of $0.01 per share. The Company closed the offering after selling all 4,000,000 shares for gross proceeds of $40,000. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

NOTE 5: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “CA $” refer to Canadian Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Stallion" mean The Stallion Group, unless otherwise indicated.

Stallion is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Development	Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.

Diamond drill	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

Geochemistry	Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization Oxide	Rock containing an undetermined amount of minerals or metals. Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

Foreign Currency and Exchange Rates

Dollar costs of Stallion’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.25 or CA $1.00 being approximately equal to US $0.80 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 28, 2005 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

We were incorporated in the State of Nevada on January 09, 2004 as The Stallion Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 251

Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 5728 - 125A Street, Surrey, British Columbia V3X 3G8. Our telephone number is (604) 597-0028. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On May 31, 2004, we optioned one mineral property containing four mining claims in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement with Mayan Minerals Ltd. on behalf of Angel Jade Mines Ltd., the beneficial owner of the claims, each arms-length British Columbia corporations, to acquire the claims by making certain expenditures and carrying out certain exploration work on the claims. We can acquire a 100% interest in the claim subject to the expenditure of a total of $116,000 through a three-phase exploration program. In addition, the vendors retain a 3% net smelter royalty. After January 1, 2007 payments of $40,000 per year are to be made as advance royalty to Angel Jade so long as Stallion retains an interest in the claim.

Under the terms of the agreement, Mayan granted to Stallion the sole and exclusive right to acquire 100 percent of the right, title and interest of Angel Jade in the Bell Claims, subject to Mayan receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Stallion must incur exploration expenditures on the claims of a minimum of $36,000, by August 31, 2005;
2.	Stallion must incur exploration expenditures on the claims of a further $80,000, for an aggregate minimum exploration expense of $116,000, by August 31, 2006; and
3.	Upon exercise of the option, Stallion is required to pay to Mayan, commencing January 1, 2007, the sum of $40,000 per annum, as prepayment of the net smelter royalty.

Net smelter returns refers to the net proceeds received by Stallion from any smelter or other purchaser from the sale of any ores, concentrates or minerals produced from the claim without encumbrances. The noted payments are advances against that royalty. In the event that we sell or transfer our interest to a third party, that party will assume the obligations under the NSR provision of the option agreement.

The claims are located approximately 25 miles south west of Telkwa, B.C., at 54º 37' north latitude and 127º 40' west longitude, one-half mile north of Milk Creek, at an approximate median elevation of six thousand feet in north central British Columbia. The property consists of four mineral claims which in total measure 1,000 metres (3,240 feet) by 1,000 metres (3,240 feet) and covers an area of approximately 160 acres or 64 hectares.

To date we have not performed any work on the claims nor have we spent any money on research and development activities. Information about the claims was presented to Mr. Williams for review without any contractual obligations.

The claims are unencumbered and there are no competitive conditions which affect the claims. Further, there is no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Bell 1	362113	April 24, 1998	April 24, 2006
Bell 2	362114	April 24, 1998	April 24, 2006
Bell 3	362115	April 24, 1998	April 24, 2006
Bell 4	362116	April 24, 1998	April 24, 2006

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding, we must begin exploration on or before April 24, 2006 or pay $1,000 to prevent the claims from reverting to the Crown.

Mr. R.T. Heard, P. Eng., authored the “Geological Report On The Bell 1-4 Mineral Claims”, dated May 31, 2004, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine what minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Mr. Heard is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of Haileybury School of Mines, (1958) and of the Montana College of Mineral Science and Technology, Butte, Montana. He holds a B.Sc. in Geological Engineering, (1971) and has practiced his profession as an exploration geologist for more than 40 years and as a Professional Engineer for 30 years.

There are no parks or developments that would interfere with exploration for or exploitation of any mineral deposits that might be located on the claim. There are no disputes as to title or liens registered on the claim.

The claims were originally staked in 1986 for Angel Jade by L. B. Warren. Angel Jade holds the mining rights to the claims which thereby gives them or their designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Angel Jade were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Mayan has granted an option to Stallion to allow us to explore, mine and recover any minerals on the claims. As with the preceding, if Mayan were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims; we would have little recourse as we would be harmed, would not own any claims and would have to cease operations. However, in either event, Mayan would be liable to us for monetary damages for breach of the option agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claims, if any, in addition to any lost opportunity costs if the claims proved to be of value in the future. The option agreement does not specifically reference these risks or the recourse provided. Although we would have recourse against Mayan in the situations described, there is a question as to whether that recourse would have specific value.

Under British Columbia law, if the ownership of the claim were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $1,000 and file other documents since we are a foreign company in Canada. We would also be required to form an British Columbia company which would necessitate a board of directors, a majority of which would have to be British Columbia residents, and obtain audited financial statements for that company. We have decided that if gold mineralization is discovered on the claim and it appears that it might be economical to remove the gold mineralization, we will record the deed of ownership, pay the additional tax and file as a foreign company or establish a corporate subsidiary in British Columbia. The decision to record or not is ours solely.

Geology

A mapping program managed by the B.C. Department of Mines indicates that the ages of the rock formations are such that at the junctions of the various formations there are faults which are conducive to and likely provided the plumbing which allowed for the placement of the mineral bearing vein structures generally associated with gold and silver values found in the area.

The main faulted area, which virtually cuts the project area in half, has been traced north – south for 50 miles. This fault was probably the heat source for the mineralizing fluids. The gold and silver values generally found in the area often occur in association with a sulphide mix of galena, sphalerite, chalcopyrite, pyrite and pyrrhotite – all characteristics of viable gold bearing structures.

History

Over the years various samples that have been assayed have been taken from the area of the claims. The majority of the samples, although published by the British Columbia Department of Mines for information and review purposes are not available for the purposes of this report.

During examinations of the claims in 1993, 1997 and 2003, Mr. Heard, the author of the report on the claims, sampled the pit area found on the claims and completed approximately 600 feet of diamond drilling. As well, two trenches were dug along strike from the pit area, chip sampled and analyzed using a sophisticated 30 element induced coupled plasma (ICP) analysis procedure. As a result of this work and having completed a thorough historical review of the claims, Mr. Heard was able to delineate a two-phase work program for our exploration and the viability testing of the claims.

The preceding exploration programs carried out by Mr. Heard are, on their own, not indicative of a gold discovery. The examinations provided historical reference points which, in total, indicate that there are valid reasons to further explore the claims. Although a limited program, the review of the property and its history indicate that the right indicators exist for the potential of a commercially viable mining operation. The preceding results and analysis indicate that a further program of exploration to follow the vein structures to depth and to attempt to determine possible tonnage of mineral values on the claims is warranted.

Work on the Property by Stallion

Stallion has not carried out any exploration on the claim since acquiring the option.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Bell 1-4 mineral claims to determine if there are commercially exploitable deposits of gold and silver. Mr. R.T. Heard, P. Eng., in his “Geological Report On The Bell 1-4 Mineral Claims” recommended a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine what minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Mr. Heard is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of Haileybury School of Mines, (1958) and of the Montana College of Mineral Science and Technology, Butte, Montana. He holds a B.Sc. in Geological Engineering, (1971) and has practiced his profession as an exploration geologist for more than 40 years and as a Professional Engineer for 30 years.

We do not claim to have any ores or reserves whatsoever at this time on our optioned claims.

We anticipate that phase I of the recommended geological exploration program will cost $36,000 based on the report and is a reflection of local costs for the specified type of work. We had $24,590 in cash reserves as of February 28, 2005. Accordingly, we will not be able to proceed with the exploration program without additional financing.

It is our intention to retain the services of Mr. Heard to complete the first phase of the work program prior to commencement of work on the claims. It is our intention to carry out the work in mid 2005, predicated on completion of our SB-2 offering. We will assess the results of this program upon receipt of Mr. Heard’s report. The cost estimates for this and other phases of the work program are based on Mr. Heard’s recommendations and reflect local costs for this type of work.

Our business plan is to proceed with initial exploration of the claims to determine if there are commercially exploitable deposits of gold. We plan a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine what minerals, if any, exist on our claims and if any minerals which are found can be economically extracted and profitably processed. Initially, we will re-establish the 2003 grid and review maps of the results of past geological and geochemical programs; then we will complete an electromagnetic survey of the claims and complete a diamond drilling program.

The laying out of a grid and line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geologist will take different surface and airborne measurements of the various physical properties of the rocks and interpret the results in terms of what we are seeking. These methods include magnetic, electrical and seismic measurements. Our engineers will then interpret all the data obtained, plot it on the map we have generated and provide their best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

Magnetometer and VLF-EM, very low frequency electromagnetic surveys, will be used as an aid to mapping and structural interpretation and may assist in locating mineralization and serve to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold mineralization may be present or not. Anomalies will be evaluated closely and diamond drilled to help in determining their economic potential.

We plan for approximately 800 feet of diamond drilling in the first phase which is an essential component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling.

Phase 1 will begin by re-establishing a 2003 base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We will then conduct a ground level electromagnetic survey over the grid with readings taken every 25 meters along the lines as well as an airborne EM survey followed by approximately 800 feet of diamond drilling over selected target areas based on the results of previous exploration which will be coordinated with the results of the EM surveys. We will also do further rock and geochemical sampling of those areas determined by the geological and EM surveys. This will entail taking till, rock and drill core samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, silver, lead and other indicator minerals will be made. We will then compare the relative concentrations of gold, silver, lead and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. If reasonable weather prevails during the time on site, we will also dewater the inclined shaft and pit and perform a comprehensive geochemical survey of those areas. We expect the costs of the geophysical work and the diamond drilling to total approximately $11,000. Trenching, drilling and other work done in previously recorded exploration programs will be the guide for the locations of the diamond drilling.

If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we may then employ minor trenching of the areas. Trenches are generally 100 feet in length and 10 to 20 feet wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and analyzed for economically valuable and other indicator minerals that are known to have occurred in the area. Trench and rock samples as well as diamond drilled samples will be tested for traces of gold, silver, lead, copper, zinc, iron and other minerals; however, our primary focus is the search for gold and silver.

These surveys and drilling may require up to three weeks for the base work and an additional three months for analysis, evaluation of the results of the work and the preparation of a report on the work accomplished along and will bear an estimated total cost of $36,000 based on the report which is a reflection of local costs for the specified type of work. This cost is made up of wages and fees, grid materials (pickets, paint, flagging etc.), helicopter and EM survey costs, diamond drilling, geological and geochemical supplies, assaying, camp equipment and operation costs. It is our intention to carry the work out in mid 2005, predicated on completion of our SB-2 offering.

Phase II will not be carried out until mid 2006 and will be contingent upon favourable results from phase I and any specific recommendations of Mr. Heard. It will be directed towards an expansion of the diamond drilling. The second phase may require up to four weeks work and will cost approximately $80,000 comprised of wages, fees and camp operations, diamond drilling, assays and related. The cost estimate is also based on the report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Although it may appear that phase II merely continues phase I, such is not entirely the case. The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claims. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point. This is a standard procedure in the industry prior to the commitment of additional funding to move a project forward to the next phase of exploration and/or development.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employee will be Gerald W. Williams, our senior officer and director.

At present, we have no employees, other than Mr. Williams, our senior officer and sole director. Mr. Williams does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Heard as senior geological consultant. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Offices

Our offices are located at 5728 - 125A Street, Surrey, B.C. Canada V3X 3G8. Currently, these facilities are provided to us by Gerald W. Williams, our director and President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Stallion at cost on a quarterly basis.

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

With completion of our SB-2 offering we will have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise additional funds to put the claim into production we would be unable to see the claim evolve into an operating mine and would have to cease operations.

Results of Operations

The Corporation was incorporated on January 09, 2004; comparative periods for the nine months ended February 28, 2005, February 28, 2004 and January 09, 2004 (inception) through February 28, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to February 28, 2005 was $45,000 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended February 28, 2005. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended February 28, 2005 was $0 ($0 for the quarter ended February 28, 2004 and $0 for the period from inception to February 28, 2005). For the nine month periods ended February 28, 2005 and February 28, 2004, the comparative values were $0 and $0 respectively.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended February 28, 2005 was $0 as compared to $5,000 for the quarter ended February 28, 2004 and $45,000 received for the period from inception on January 09, 2004 through to and including February 28, 2005. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date. For the nine month periods ended February 28, 2005 and February 28, 2004, the comparative values were $8,000 and $5,000 respectively.

EXPENSES

SUMMARY – Total expenses increased to $6,625 in the quarter ended February 28, 2005 from $0 in the previous quarter ended February 28, 2004 as the result of the commencement of the early stages of the Corporation’s business plan which was purely conceptual at this period last year; a total of $24,265 in expenses has been incurred since inception on January 09, 2004 through February 28, 2005. The change in costs this quarter occurred as the result of Stallion completing its SB-2 registration statement filing and the attendant legal and accounting costs. For the nine month periods ended February 28, 2005 and February 28, 2004, the comparative values were $6,625 and $19,406 respectively. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended February 28, 2005 as compared to $0 for the three months ended February 28, 2004 while a total of $1,600 was incurred in the period from inception on January 09, 2004 to February 28, 2005. For the nine month periods ended February 28, 2005 and February 28, 2004, the comparative values were $1,050 and $0 respectively. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Stallion incurred $800 in professional fees for the quarter ended on February 28, 2005 as compared to $0 for the same period in 2004. For the nine month periods ended February 28, 2005 and February 28, 2004, the comparative values were $7,800 and $0 respectively. From inception to February 28, 2005, we have incurred a total of $10,300 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended February 28, 2005 or for the nine month period ended February 28, 2005 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $4,010 in office costs were incurred in the most recent quarter which ended on February 28, 2005. By comparison, $0 was incurred for the similar period in the previous fiscal year. For the nine month period ended February 28, 2005 and February 28, 2004, the comparative values were $7,402 and $0 respectively. Costs were higher for the current year as the Corporation was completing its SB-2 registration statement filing whereas in the previous year the Corporation had not commenced operations. For the period January 09, 2004 (inception) through February 28, 2005 a total of $8,046 has been spent on office related expenses.

INCORPORATION OR ORGANIZATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter which ended on February 28, 2005. By comparison, $0 was incurred for the similar period in the previous fiscal year. For the nine month periods ended February 28, 2005 and February 28, 2004, the comparative values were $0 and $0 respectively. For the period January 09, 2004 (inception) through February 28, 2005 a total of $1,160 has been spent on incorporation costs related to establishing our business.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $1,465 in other costs were incurred in the current quarter under review while $0 was incurred for the quarter ended February 28, 2004. For the nine month period ended February 28, 2005 and February 28, 2004, the comparative values were $3,154 and $0 respectively. For the period January 09, 2004 (inception) through February 28, 2005, Stallion has spent a total of $3,159 on other/miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month period February 28, 2005, $20,442 in net cash was used as compared to $0 having been used in the period ended February 28, 2004. The increase in the current nine month period under discussion is largely due to the increase in activity of the Corporation with the filing of the Corporation’s Form SB-2 registration statement and the commencement of the initial phase of the Corporation’s business plan. A total of $20,410 in net cash has been used for the period from Inception on January 09, 2004 to February 28, 2005.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 or from the date of inception.

During the current quarter under review, Stallion did not sell any shares of its common stock. As of the date of this report Stallion has 9,000,000 common shares issued and outstanding.

Stallion continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Stallion does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Stallion believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2005, only by raising additional capital through private placements, equity financing, loans or the like. As of February 28, 2005, we had $22,290 in unallocated working capital.

For the balance of the current fiscal year (to May 31, 2005) we will concentrate our efforts on completion of the prospectus offering under our SB-2 registration statement and the commencement of the first phase of work on the Bell mineral claims. Following industry trends and demands, we are also considering the acquisition of other properties of merit. In either situation, a new public offering might be needed and completed during a subsequent period. We will also seek approval from the NASD to allow our stock to be quoted on the NASD OTC-BB and will review other options for further financing of our business operations.

It is our current intention to proceed to phase I of our exploration program in the summer of 2005 at an estimated cost of $36,000, based on the recommendations of Mr. Heard’s report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II and if phase I is successful. Similarly, if phase II is not successful, we will terminate the option on the claim and cease operations of the business.

If it turns out that we have not raised enough money to complete our secondary exploration program, we will try to raise the funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional funds and there is no assurance that we would be able to raise money in the future. If we need additional money and can't raise it, we will have to suspend operations.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

On August 19, 2004 Stallion filed a Form SB-2 registration statement with the Securities and Exchange Commission. Stallion became a reporting issuer under the Securities Exchange Act of 1934 on February 18, 2005 when the SB-2 became effective and is now subject to the reporting requirements of the Exchange Act.

We are currently seeking permission from NASD to allow Stallion to have its common stock quoted on the NASD Over-The-Counter Bulletin Board. We believe that increasing the liquidity of our stock would allow Stallion to be in a better position in which to seek public and private funding for its projects.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2004 – 2005 and 2005 – 2006. Management projects that we may require a total of $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	36,000
Phase II exploration program	80,000
Working Capital	49,000
Total	$200,000

As at February 28, 2005, we had a working capital surplus of $22,290. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the completion of the SB-2 offering. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on February 28, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to February 28, 2005 was $45,000 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000.

As of February 28, 2005, our total assets which consist entirely of cash amounted to $24,590 ($5,000 on February 28, 2004 and $37,032 at May 31, 2004 – last fiscal year end) and our total liabilities were $2,300 ($0 on February 28, 2004 and $4,341 on May 31, 2004 – last fiscal year end). Working capital stood at $22,290 ($5,000 on February 28, 2004 and $32,691 on May 31, 2004 – last fiscal year end).

For the quarter ended February 28, 2005, the net loss was $6,625 ($0.0007 per share). The loss per share was based on a weighted average of 9,000,000 common shares outstanding. For the same period ended February 28, 2004, the corresponding number was a loss of $0 ($0.00) based on 5,000,000 shares outstanding. For the nine months ended February 28, 2005, the cumulative net loss from inception was $19,406 and the loss per share for the entire period was $0.0022 per share based on a weighted average of 9,000,000 common shares outstanding. For the nine month periods ended February 28, 2005 and February 28, 2004, the comparative values were a loss of $24,265 ($0.0027 per share) and a loss of $0 ($0.00 per share) respectively.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Corporation’s Chief Executive Officer and Chief Financial Officer have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

There have been no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Stallion had 9,000,000 shares of common stock issued and outstanding as of April 22, 2005. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Rule 903 of Regulation S of the Securities Act (“Reg. S”) or Section 4(2) of the Securities Act (“Section 4(2)”), as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 09, 2004 to February 28, 2005 was $45,000 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	10,300
Office Expenses	8,046
Organizational Costs	1,160
Other Costs	3,159
Total Use of Proceeds to February 28, 2005	$22,665

Common Stock

During the three -month period ended February 28, 2005, no shares of common stock were issued. During the nine-month period ended February 28, 2005, 800,000 shares of common stock were issued. As of February 28, 2005, there were 9,000,000 shares issued and outstanding and as of April 22, 2005 there were 9,000,000 shares outstanding.

Options

No options were granted during the nine-month period ending February 28, 2005.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended February 28, 2005: NONE

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Stallion Group
(Registrant)

Date: April 28, 2005

BY:	/s/ Gerald W. Williams

Gerald W. Williams, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer,
Principal Financial Officer and a Member of the Board of
Directors