Form 10KSB
period 2005-05-31
STALLION GROUP
filed 2005-08-29
CIK 1285894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
  ☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2005

  ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission file number: 333-118360

THE STALLION GROUP
(Exact name of small business issuer in its charter)

Nevada	98-0429182
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5728 - 125A Street,
Surrey, British Columbia	V3X 3G8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:
(604) 597-0028

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ☒     No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  ☐

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 4,306,500 common shares at $0.20* = $861,300. (* - last price at which the Corporation offered stock for sale under its SB-2 registration statement.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 9,306,500 common shares issued and outstanding as of August 23, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I

Item 1. Description of Business.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on page 12, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to CA$ refer to Canadian Dollars and references to common shares refer to common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Stallion" mean The Stallion Group unless otherwise indicated.

Stallion is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claims we have under option. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Diamond drill	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.
Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.
Mineral	A naturally occurring inorganic element or compound having an orderly internal structure, characteristic chemical composition, crystal form and physical properties.
Mineralization	Rock containing an undetermined amount of minerals or metals.

Business Development During Last Three Years

Overview

We were incorporated as The Stallion Group, Inc. in the state of Nevada on January 09, 2004. Since our incorporation, we have been in the business of the exploration and development of a mineral property approximately 247 acres in size in north-western, British Columbia. Our property is without known reserves and our program is exploratory in nature. To date we have not spent anything on research and development activities. On July 25, 2005 a crew went to the claim to commence phase I of the planned two phase exploration program. The crew completed their work on August 05, 2005 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program will not be available for review until late in 2005. See “Results of Operations” on page 10. Our SB-2 prospectus offering closed in May, 2005 following the sale of 306,500 shares of common stock at a price of $0.20 per share for gross proceeds of $69,300.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

We were incorporated as The Stallion Group, Inc. in the State of Nevada on January 09, 2004 and established a fiscal year end of May 31. We are a start-up, exploration stage company engaged in the search for gold and related minerals; we have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 251 Jeanell Drive, No.

3, Carson City, Nevada 89703 and our business office is located at 5728 - 125A Street, , Surrey, British Columbia, Canada V3X 3G8. The telephone number of our office is (604) 597-0028.

Our office facilities are currently provided to us by Gerald W. Williams, our director and senior officer, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Stallion at cost on a monthly basis.

Mineral Exploration

On May 31, 2004 we optioned a mineral property containing four mining claims in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement with Mayan Minerals Ltd., on behalf of Angel Jade Mines Ltd., the beneficial owner of the claims, each private arms-length British Columbia corporations, to acquire the claims by making certain expenditures and carrying out certain exploration work on the claims.

Under the terms of the option agreement Mayan granted to Stallion the sole and exclusive right and option to acquire an undivided 100 percent of the right, title and interest of Mayan in the claim, subject to Mayan receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Stallion must incur exploration expenditures on the claims of a minimum of $35,000, by August 31, 2005;
2.	Stallion must incur exploration expenditures on the claims of a further $85,000, for an aggregate minimum exploration expense of $120,000, by August 31, 2006; and
3.	Upon exercise of the option, Stallion is required to pay to Mayan, commencing January 1, 2007, the sum of $50,000 per annum, as prepayment of the net smelter royalty.

If the results of the either phase of exploration is unsuccessful, we will terminate the option agreement and will not be obligated to make the above or any subsequent payments.

To date we have not spent anything on research and development activities. On July 25, 2005 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their on-site work on August 05, 2005 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program will not be available for review until late in 2005. See “Results of Operations” on page 10.

As of the date of this report no decision has been made as to if or when we will proceed with the planned phase II of the originally defined two-phase exploration program.

Item 2. Description of Property

The Golden claim was originally staked in 1986 by L. B. Warren. Angel Jade holds the mining rights to the claims which thereby gives them or their designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Bell 1	362113	April 24, 1998	April 24, 2006
Bell 2	362114	April 24, 1998	April 24, 2006
Bell 3	362115	April 24, 1998	April 24, 2006
Bell 4	362116	April 24, 1998	April 24, 2006

The claims were selected for acquisition due to their cost, previously recorded surrounding exploration, development and extraction work and because the claims are not located in an environmentally sensitive region. The claims are located approximately 25 miles south west of Telkwa, B.C., at 54º 37' north latitude and 127º 40' west longitude, one-half mile north of Milk Creek, at an approximate median elevation of six thousand feet.

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

Over the years various samples that have been assayed have been taken from the area of the claims. The majority of the samples, although published by the British Columbia Department of Mines for information and review purposes are not available for dissemination for our purposes.

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

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Bell claims to determine if there are commercially exploitable deposits of gold and silver. Mr. R.T. Heard, P. Eng., authored the “Geological Report On The Bell 1-4 Minerals Claims”, dated May 31, 2004, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims.

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

Our business plan is to proceed with initial exploration of the claims to determine if there are commercially exploitable deposits of gold. We plan a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine what minerals, if any, exist on our claims and if any minerals which are found can be economically extracted and profitably processed. Initially, we re-established the 2003 grid and reviewed maps of the results of past geological and geochemical programs and while on site completed an electromagnetic survey of the claims and a diamond drilling program.

We retained the services of Mr. Heard to complete the first phase of the work program prior to commencement of work on the claims. On July 25, 2005 a crew went to the claim to commence phase I of the planned two phase exploration program. The crew completed their work on August 05, 2005 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program will not be available for review until late in 2005. We anticipate that phase I of the recommended geological exploration program will cost $45,000 based on the report and is a reflection of local costs for the specified type of work. We had $77,779 in cash reserves as of May 31, 2005 following completion of the SB-2 registration statement offering.

The laying out of a grid and line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geologist will take different surface and airborne measurements of the various physical properties of the rocks and interpret the results in terms of what we are seeking. These methods include magnetic, electrical and seismic measurements. Our engineers then interpret all the data obtained, plot it on the map we have generated and provide their best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase or phases.

Magnetometer and VLF-EM, very low frequency electromagnetic surveys, were used as an aid to mapping and structural interpretation and may assist in locating mineralization and serve to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold mineralization may be present or not. Anomalies will be evaluated closely and diamond drilled to help in determining their economic potential.

We completed approximately 800 feet of diamond drilling in the first phase which is an essential component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling.

Phase 1 began by re-establishing a 2003 base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We then conducted a ground level electromagnetic survey over the grid with readings taken every 25 meters along the lines as well as an airborne EM survey followed by approximately 800 feet of diamond drilling over selected target areas based on the results of previous exploration which will be coordinated with the results of the EM surveys. We also did further rock and geochemical sampling of those areas determined by the geological and EM surveys. This entailed taking rock and drill core samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, silver, lead and other indicator minerals will be made. We will then compare the relative concentrations of gold, silver, lead and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. Because reasonable weather did not prevail during the time on site, we were unable to dewater the inclined shaft/pit or perform a comprehensive geochemical survey of those areas. We expect the costs of the geophysical work and the diamond drilling to total approximately $17,000. Trenching, drilling and other work done in previously recorded exploration programs will be the guide for the locations of the diamond drilling.

Trenches are generally 100 feet in length and 10 to 20 feet wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and analyzed for economically valuable and other indicator minerals that are known to have occurred in the area. Trench, rock and diamond drilled samples are tested for traces of gold, silver, lead, copper, zinc, iron and other minerals; however, our primary focus is the search for gold and silver.

These surveys and drilling required two weeks for the base work; an additional three months will be needed for analysis, evaluation of the results of the work and the preparation of a report on the work accomplished along and will bear an estimated total cost of $45,000 based on the report which is a reflection of local costs for the specified type of work. This cost is made up of wages and fees, grid materials (pickets, paint, flagging etc.), helicopter and EM survey costs, diamond drilling, geological and geochemical supplies, assaying, camp equipment and operation costs.

Phase II will not be carried out until mid 2006 and will be contingent upon favourable results from phase I and any specific recommendations of Mr. Heard. It will be directed towards an expansion of the diamond drilling. The second phase may require up to four weeks work and will cost approximately $100,000 comprised of wages, fees and camp operations, diamond drilling, assays and related. The cost estimate is also based on the report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Employees

Initially, we are using the services of subcontractors for manual labour exploration work on our properties and Mr. R.T. Heard, P. Eng., to manage the exploration program as outlined in his report. Mr. Heard is not a consultant to Stallion; rather he is the author of the report on the claim and the professional we retained in July, 2005 to lead a team onto the claims and complete phase I of the work program. We intend to hire geologists, engineers and other subcontractors on an as needed basis.

At present, we have no employees, other than Mr. Williams, our officer and director. Mr. Williams does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders

Within the current fiscal year, no matters have been submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

In mid-August, we engaged a market maker to assist in the filing of a Form 211 in an effort to have the common shares of The Stallion Group quoted on the NASD Over-The-Counter Bulletin Board. There is currently no public market for Alton’s common shares.

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On August 23, 2005 the shareholders' list of our common shares showed 57 registered shareholders holding 9,306,500 shares; there are no shares held by broker-dealers. There are 9,306,500 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

No stock options or have been issued and there are no outstanding stock options and Invision does not have any stock option plans under consideration.

Recent Sales of Unregistered Securities

In connection with the early development of Stallion, we issued a total of 9,306,500 shares of our common stock. We issued 5,000,000 shares to our founder and president, Gerald W. Williams under Section 4(2) of the Act in January, 2004 and issued 4,000,000 shares to 10 individuals pursuant to Rule 903 of Regulation S of the Securities Act of 1933, as amended, in May, 2004. In addition, we issued 306,500 shares sold pursuant to a Regulation S-B prospectus to 43 individuals in May, 2005. None of the above are deemed to be accredited investors and each was in possession of all material information relating to Stallion. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Changes in Securities

The Corporation had 9,306,500 shares of common stock issued and outstanding as of May 31, 2005. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation. A certain number of those shares can be resold in compliance with the limitations of Rule 144.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limits, current public information requirements, manner of sale provisions or notice requirements.

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING MAY 31, 2005 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated as The Stallion Group, Inc. in the state of Nevada on January 09, 2004. Since our incorporation, we have been in the business of the exploration and development of mineral properties. Our optioned mining property consists of four mineral claims covering an area of approximately 427 acres. To the date of this report, we have spent approximately $0 on research and development and have spent approximately $8,500 on exploration of the claim subsequent to year end.

Results of Operations

Stallion was incorporated on January 09, 2004. Comparative periods for the years ended May 31, 2005, January 09, 2004 (Inception) through May 31, 2004 and January 09, 2004 (Inception) through May 31, 2005 are presented in the following discussion.

Since our inception we have used our common stock to raise money for our optioned mineral acquisition, initial deposit on the first phase exploration program, corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 09, 2004 to May 31, 2005 was $106,300 from proceeds received from sales of our common stock.

We have not generated any revenues from any of our operations for the year ended May 31, 2005 or for any prior period.

REVENUES

REVENUE: To date, we have not generated any revenues from our mineral exploration business.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and for an initial deposit on expenses to be incurred during the first phase of the exploration program on our optioned mineral claims. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2005 was $69,300. In the period ended May 31, 2004 $37,000 cash was provided by financing activities. From inception on January 09, 2004 to May 31, 2005 $106,300 net cash was provided as a result of proceeds received from sales of our common stock.

On May 31, 2005 we closed the SB-2 prospectus offering having sold 306,500 shares (of a maximum allowed offering of 500,000 shares) at a price of $0.20 per share for gross proceeds of $69,300.

No other shares or warrants or options were issued in the most recent fiscal year.

EXPENSES

SUMMARY – During the year ended May 31, 2005 Stallion incurred operating expenses of $20,353 as compared to $4,859 for the similar period last year and a total of $25,212 for the period from inception on January 09, 2004 to May 31, 2005. The increase in the current year’s spending can be attributed to the Corporation moving forward with its business plan and the successful conclusion of its SB-2 prospectus financing and carrying out the first phase exploration program on its mineral property as well as seeking out other projects of merit. The costs incurred can be further subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Stallion has not incurred any expenses for research and development since inception on January 09, 2004.

CONTRIBUTED EXPENSES: $1,400 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended May 31, 2005 while $550 was incurred in the period ended May 31, 2004. For the period January 09, 2004 (inception) through May 31, 2005 a total of $1,950 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. These costs remain relatively constant from quarter to quarter and year to year.

MINERAL EXPLORATION COSTS: $0 in mineral exploration costs were incurred for the year ended May 31, 2005; no such costs were incurred in the period ended May 31, 2004. For the period January 09, 2004 (inception) through May 31, 2005 $0 was recorded in exploring our optioned projects.

PROFESSIONAL FEES: Stallion incurred $5,100 in professional fees for the fiscal year ended on May 31, 2005 as compared to $2,500 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an SB-2 registration statement and the attendant legal, accounting and filing expenses as well as the formal commencement of our operational business plan. From inception to January 09, 2004 we have incurred $7,600 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2005 and none were incurred in the previous fiscal year which ended on May 31, 2004. From inception to May 31, 2005 nothing has been charged to the compensation account.

OFFICE EXPENSES: $8,080 in office costs were incurred in the past year which ended on May 31, 2005. By comparison, $644 was incurred for previous fiscal period ended May 31, 2004. For the period January 09, 2004 (inception) through May 31, 2005 a total of $8,724 has been spent on office related expenses. Office costs increased in the most recent year as the result of our commencement of full time business operations.

ORGANIZATIONAL COSTS: no such costs were incurred in fiscal year under review while $1,160 was incurred for the period ended May 31, 2004 in the initial organizing of Stallion. For the period January 09, 2004 (inception) through May 31, 2005 we have spent a total of $1,160 on organizational expenses.

TRAVEL COSTS: $4,712 in travel expenses were incurred in fiscal year under review while none were incurred for the period ended May 31, 2004. For the period January 09, 2004 (inception) through May 31, 2005 Stallion has spent a total of $4,712 on travel related costs.

OTHER COSTS: $1,061 in other costs were incurred in fiscal year under review while $5 was incurred during the period ended May 31, 2004. For the period January 09, 2004 (inception) through May 31, 2005 Stallion has spent a total of $1,066 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended May 31, 2005 $20,666 in net cash was used as compared to a net gain in cash of $32 in the period ended May 31, 2004. A total of $20,634 in net cash has been used for the period from Inception on January 09, 2004 to May 31, 2005. Again the amounts have risen significantly in the most recent year as the result of our commencing full operations and moving ahead with our business plan and commencing the first phase work program on the mineral claims.

INTEREST INCOME / EXPENSES: Stallion has neither received nor paid interest since its inception on January 09, 2004.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 or from the date of inception.

During the last quarter of the fiscal year under review, Stallion issued 306,500 shares at a price of $0.20 per share under an SB-2 registration statement to thirty-six (36) individuals.

At the end of the fiscal year under review, May 31, 2005 and as of the date of this report, Stallion had 9,306,500 common shares issued and outstanding.

Stallion continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. At present, we have no employees, other than Mr. Williams, our officer and director. Mr. Williams does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee. We otherwise engage required personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consulting.

RESULTS OF OPERATIONS: On July 25, 2005 a crew went to our optioned mineral claim in north-western British Columbia to commence phase I of the planned two phase exploration program. The crew completed their work on August 05, 2005 with samples being sent to a laboratory for geochemical analysis.

Phase 1 began by re-establishing a 2003 base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We then conducted a ground level electromagnetic survey over the grid with readings taken every 25 meters along the lines as well as an airborne EM survey followed by approximately 800 feet of diamond drilling over selected target areas based on the results of previous exploration which will be coordinated with the results of the EM surveys. We also did further rock and geochemical sampling of those areas determined by the geological and EM surveys. This entailed taking rock and drill core samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, silver, lead and other indicator minerals will be made. We will then compare the relative concentrations of gold, silver, lead and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. Because reasonable weather did not prevail during the time on site, we were unable to dewater the inclined shaft/pit or perform a comprehensive geochemical survey of those areas. We expect the costs of the geophysical work and the diamond drilling to total approximately $17,000. Trenching, drilling and other work done in previously recorded exploration programs will be the guide for the locations of the diamond drilling.

A report on the phase I work program will not be available for review until late 2005. We anticipate that phase I of the recommended geological exploration program will cost $45,000 based on the report and is a reflection of local costs for the specified type of work.

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

We have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even with the first phase of our exploration program being deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claims into commercial production. Should we be unable to raise additional funds to put the claims into production we would be unable to see the claims evolve into an operating mine and would have to cease business operations.

Use of Proceeds

Net cash provided by financing activities from inception on January 09, 2004 to May 31, 2005 was $106,300 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Professional Fees	$ 7,600
Office Expenses	8,724
Organizational Costs	1,160
Travel Expenses	4,712
Miscellaneous Expenses	1,066
Total Use of Proceeds to May 31, 2005	$22,262

Plan of Operation

During the most recently completed fiscal year, Stallion completed the offering phase of a prospectus filed with the SEC and effective as of February 14, 2005 in which we raised a total of $69,300 through the sale of 306,500 shares of $0.001 par value common stock at a price of $0.20 per share. When the registration statement became effective, Stallion became a reporting issuer under the Exchange Act and is subject the reporting requirements of the Exchange Act.

We believe we can satisfy our cash requirements through the fiscal year end of May 31, 2006 through completion of the offering of the prospectus which generated a total of $61,800 net of offering costs in May, 2005.

For the current fiscal year we will concentrate our efforts on completion of the first phase of the exploration program on the Bell minerals claims and a review of the results of the program. We do not plan on completing phase II until mid 2006.

Following industry trends and demands, we are also considering the acquisition of other resource properties. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on May 31, 2005 we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral claim and for corporate expenses. Net cash provided by financing activities for the fiscal year ended May 31, 2005 was $61,800. By comparison for the similar period last year, we raised $37,000 as the result of proceeds from the sale of common shares. From inception on January 09, 2004 to May 31, 2005 we have been successful in raising $106,300 as a result of proceeds received from sales of our common stock. During the past fiscal year we raised $69,300 through the sale of 306,5000 shares under our Regulation SB-2 prospectus offering. Previously, a further $37,000 was received on the sale of shares pursuant to the sale of 5,000,000 shares of common stock through a Section 4(2) offering in January, 2004 for cash consideration of $5,000 and we issued 4,000,000 shares of common stock through a Regulation S offering in May, 2004 for cash consideration of $32,000.

As of May 31, 2005 our total assets which consist of cash and prepaid expenses amounted to $78,151 ($77,779 in cash and $372 in prepaid expenses) and our total liabilities were $3,000. Working capital stood at $75,151.

For the year ended May 31, 2005 our net loss was $20,353 ($0.0023 per share). The loss per share was based on a weighted average of 8,984,473 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $4,859 and a loss per share of $0.0012 per share based on a weighted average of 4,055,629 shares outstanding. From inception on January 09, 2004 to May 31, 2005 we have incurred a net loss of $25,212.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2005 - 2006. Management projects that we may require $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$ 30,000
Phase I exploration program costs	45,000
Phase II mineral exploration program	85,000
Working Capital	40,000
Total	$200,000

As at May 31, 2005 we had a working capital surplus of $75,151. Prior to the end of May, 2005 we completed a Regulation SB offering whereby Stallion raised a total of $69,300 through the sale of 306,500 shares of $0.001 par value common stock at a price of $0.20 per share which will enable us to address current commitments. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial statements.

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Research and Development

Research costs are expensed as incurred. During the year, $0 (2004 - $0) was incurred on research and development.

Foreign Currency and Exchange Rates

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Stallion’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At May 31, 2005 the exchange rate was approximately CA $1.25 to US $1.00.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended May 31, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, LLP, for the audited consolidated financial statements for the year ended May 31, 2005 is included herein immediately preceding the audited financial statements.

THE STALLION GROUP
(An Exploration Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at May 31, 2005.	F-3

Statements of Operations for the year ended May 31, 2005, for the period from January 9, 2004 (inception) through May 31, 2004, and from January 9, 2004 (inception) through May 31, 2005	F-4

Statement of Changes in Shareholders' Equity for the period from January 9, 2004 (inception) through May 31, 2005	F-5

Statements of Cash Flows for the year ended May 31, 2005, for the period from January 9, 2004 (inception) through May 31, 2004, and from January 9, 2004 (inception) through May 31, 2005	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
The Stallion Group:

We have audited the accompanying balance sheet of The Stallion Group as of May 31, 2005 and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended May 31, 2005, for the period January 9, 2004 (inception) through May 31, 2004, and from January 9, 2004 (inception) through May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Stallion Group as of May 31, 2005, and the results of its operations and its cash flows for the year ended May 31, 2005, for the period January 9, 2004 (inception) through May 31, 2004, and from January 9, 2004 (inception) through May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck, LLP
Denver, Colorado
July 28, 2005

THE STALLION GROUP
(An Exploration Stage Company)
Balance Sheet

May 31, 2005

Assets
Current assets:
Cash	$77,779
Prepaid expense	372
Total current assets	$78,151

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued liabilities.	3,000
Total current liabilities	3,000

Shareholders’ equity (Notes 2 and 4):
Common stock, $.001 par value; 200,000,000 shares authorized,
9,306,500 shares issued and outstanding	9,307
Additional paid-in capital	91,443
Cumulative translation adjustment	(387)
Accumulated deficit	(25,212)
Total shareholders’ equity	75,151
$78,151

See accompanying notes to financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Statements of Operations

		January 9,	January 9,
		2004	2004
	For the	(Inception)	(Inception)
	Year Ended	Through	Through
	May 31,	May 31,	May 31,
	2005	2004	2005
Expenses:
Contributed rent (Note 2)	$1,200	$500	$1,700
Contributed administrative support (Note 2)	200	50	250
Professional fees	5,100	2,500	7,600
Office	8,080	644	8,724
Organization costs	—	1,160	1,160
Travel	4,712	—	4,712
Other	1,061	5	1,066
Total expenses	20,353	4,859	25,212

Loss before income taxes	(20,353)	(4,859)	(25,212)

Income tax provision (Note 5)	—	—	—

Net loss	$(20,353)	$(4,859)	$(25,212)

Basic and diluted loss per share	$(0.00)	$(0.00)	(0.01)

Basic and diluted weighted average
common shares outstanding	8,984,473	4,055,629	4,055,629

See accompanying notes to financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Statement of Changes in Shareholders' Equity

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at January 9, 2004 (inception)	—	$—	$—	$—	$—	$—

February 2004, common stock sold to an
officer ($.001/share) (Note 2)	5,000,000	5,000	—	—	—	5,000
April 2004 through May 2004, common
stock sold in private placement offering
($.01/share) (Note 4)	3,200,000	3,200	28,800	—	—	32,000
Office space and administrative support
contributed by an officer (Note 2)	—	—	550	—	—	550
Net loss, period ended May 31, 2004	—	—	—	(4,859)	—	(4,859)

Balance at May 31, 2004	8,200,000	8,200	29,350	(4,859)	—	32,691

June 2004, common stock sold in
private placement offering
($.01/share) (Note 4)	800,000	800	7,200	—	—	8,000
May 2005, common stock sold in
public offering, net of offering
costs of $7,500, ($.20/share)(Note 4)	306,500	307	53,493	—	—	53,800
Office space and administrative support
contributed by an officer (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended May 31, 2005	—	—	—	(20,353)	—	(20,353)
Cumulative Translation Adjustment	—	—	—	—	(387)	(387)
Comprehensive loss	—	—	—	—	—	(20,740)

Balance at May 31, 2005	9,306,500	$9,307	$91,443	$(25,212)	$(387)	$75,151

See accompanying notes to financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Statements of Cash Flows

		January 9,	January 9,
		2004	2004
	For the	(Inception)	(Inception)
	Year Ended	Through	Through
	May 31,	May 31,	May 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(20,353)	$(4,859)	$(25,212)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Office space and administrative support
contributed by an officer (Note 2)	1,400	550	1,950
Changes in operating assets and liabilities:
Prepaid expenses.	(372)	—	(372)
Indebtedness to related parties	(1,841)	1,841	—
Accrued liabilities	500	2,500	3,000
Net cash provided by (used in)
operating activities	(20,666)	32	(20,634)

Cash flows from financing activities:
Proceeds from the sale of common stock	69,300	37,000	106,300
Payment of offering costs	(7,500)	—	(7,500)

Net cash provided by
financing activities	61,800	37,000	98,800

Effect of exchange rate changes on cash	(387)	—	(387)

Net change in cash.	40,747	37,032	77,779

Cash, beginning of period	37,032	—	—

Cash, end of period	$77,779	$37,032	$77,779

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

The Stallion Group
(An Exploration Stage Company)
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation
The Stallion Group (the “Company”) was incorporated in the state of Nevada on January 9, 2004 to engage in the acquisition, exploration and development of mineral properties. The Company is in the exploration stage in accordance with Industry Guide 7. On May 31, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in Omineca Mining District, British Columbia, Canada. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company’s significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration. Management’s plan is to acquire interests in certain mining claims and explore for minerals.

The Company’s future success is primarily dependent upon the existence of minerals on the property for which the Company owns an option to acquire claims. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional Currency
The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2005.

Financial Instruments
At May 31, 2005, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Mineral Interests
Mineral interest acquisition costs include cash consideration and the estimated fair value of common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the

The Stallion Group
(An Exploration Stage Company)
Notes to Financial Statements

existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

Offering Costs
The Company defers offering costs, such as legal, accounting and printing costs, until such time as the offering is completed. At that time, the Company offsets the offering costs against the proceeds from the offering. If an offering is unsuccessful, the costs are charged to operations at that time.

Earnings (loss) per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At May 31, 2005, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation
The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. There are no translation adjustments during the period.

Fiscal Year-end
The Company operates on a May 31 year-end.

(2) Related Party Transactions

The Company’s president contributed office space to the Company for the period presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the

The Stallion Group
(An Exploration Stage Company)
Notes to Financial Statements

accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

The president contributed administrative services to the Company for the period presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

In February 2004, the Company sold 5,000,000 shares of its restricted common stock to its president for $5,000 ($.001/share).

(3) Option Agreements on Mineral Interests

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

(4) Shareholders’ Equity

Between April 2004 and June 2004, the Company offered for sale 4,000,000 shares of its common stock at a price of $0.01 per share. The Company closed the offering after selling all 4,000,000 shares for gross proceeds of $40,000. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 903 of Regulation S of the United States Securities Act of 1933, as amended.

Between February and May, 2005, the Company offered for sale a minimum of 250,000 shares and a maximum of 500,000 shares of its common stock at a price of $0.20 per share. The Company closed the offering after selling 306,500 shares for gross proceeds of $53,800, net of $7,500 offering costs. The offering was made under an SB-2 offering registered by Regulation S-B under the United States Security Act of 1933, as amended.

The Stallion Group
(An Exploration Stage Company)
Notes to Financial Statements

(5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	For the Years Ended
	May 31,	May 31,
	2005	2004
U.S. statutory federal rate	15.00%	15.00%
Contributed rent and services	-1.03%	-1.70%
Net operating loss for which no tax
benefit is currently available	-13.97%	-13.30%
	0.00%	0.00%

	May 31,
	2005
Deferred tax assets	$3,489
Deferred tax liabilities	-
Valuation allowance	(3,489)
	$-

At May 31, 2005, deferred tax assets consisted of a net tax asset of $3,489, due to operating loss carryforwards of $23,262, which was fully allowed for, in the valuation allowance of $3,489. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended May 31, 2005 totaled $2,843. The net operating loss carryforward expires through the year 2025.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

There have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since inception of Stallion on January 09, 2004.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of May 31, 2005, the end of the year to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of Stallion’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President. Based upon that evaluation, our President concluded that the disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Stallion's reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

We do not have an audit committee currently but one will be appointed as the current year progresses; however, the board committee that performed the equivalent functions of an audit committee was comprised of our President, Gerald W. Williams, who has been determined not to be an “audit committee financial expert”. The committee reviewed and discussed the audited financial statements with management and with the current Board of Directors. The committee has discussed with the independent auditors all matters required to be discussed. The committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

Item 8B. Other Information

Code of Ethics

The Board of Directors on June 15, 2004 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. The Code of Business Conduct and Ethics has been filed with this annual report as an exhibit and a copy is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (604) 597-0028 or write to 5728 - 125A Street, , Surrey, B.C. V3X 3G8.

Web Site

Stallion does not maintain a Web site.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Gerald W. Williams	President, Secretary, Treasurer and Director	56	January 09, 2004

Business Experience

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Mr. Williams, spent approximately 15% of his time (approximately 9 hours per week) on the affairs of Stallion. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gerald W. Williams, a director serving as president and chief executive officer is, and has been, a management and business consultant since 1984. He is President, 1983 to present, of Sylco Investments Ltd., a private British Columbia company which was incorporated in 1983 and which is in the business of providing financial, management and consulting services to development and exploration stage businesses in Canada and the United States and has been performing such services since 1983. Prior to that he spent 13 years in real estate sales, appraisal and land development. He is also a director of The Cavalier Group, a Wyoming based private corporation engaged in mineral exploration in Ontario, Canada.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 9A. Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following: (n/a).

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended May 31, 2005 or 2004. An affiliate of Stallion provides office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Stallion during the year ended May 31, 2005 at a deemed amount of $200. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our company received annual salary and/or bonus.

During the year ended May 31, 2005 we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended May 31, 2005 and there were no stock options or stock appreciation rights outstanding on May 31, 2005.

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options); a compensation committee which has been established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no management or other agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

There are no plans or arrangements in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.

The following table sets forth, as of August 23, 2004, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership A	Percentage of Class(1)
Gerald W. Williams	5,000,000	53.73%
Directors and Officers (as a group)	5,000,000	53.73%

(1)

Based on 9,306,500 shares outstanding as of August 23, 2005 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as noted.

In January, 2004 we issued a total of 5,000,000 shares of restricted common stock to our president and chief executive officer, Gerald W. Williams. The fair market value of the shares, $5,000, was paid in cash.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended May 31, 2005: NONE

The following are exhibits to this Annual Report

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

99.1	Code Of Business Conduct & Ethics and Compliance Program

Item 14. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $3,000 as compared to $2,000 for the similar period of the preceding fiscal year and for the period from inception on January 09, 2004 to May 31, 2004 the amount was approximately $5,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on January 09, 2004 to May 31, 2005 the amount was approximately $0.

Tax Fees: The aggregate fees billed for the fiscal year ended May 31, 2005 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on January 09, 2004 to May 31, 2004 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended May 31, 2005 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on January 09, 2004 to May 31, 2004 the amount was approximately $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STALLION GROUP
(Registrant)

By:	/s/ “Gerald W. Williams”

Gerald W. Williams, President, Secretary, Treasurer and Director (Principal
Executive Officer, Chief Executive Officer, Principal
Financial Officer and Chief Financial Officer)

Date: August 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Gerald W. Williams”

Gerald W. Williams, President, Secretary, Treasurer (Principal Executive
Officer, Chief Executive Officer, Principal Financial
Officer and Chief Financial Officer) and Member of the
Board of Directors

Date: August 25, 2005