Form 10QSB
period 2005-08-31
STALLION GROUP
filed 2005-10-13
CIK 1285894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________to _______

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,306,500 shares of Common Stock as of October 10, 2005.

Transitional Small Business Format. Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
August 31, 2005

Assets
Current assets:
Cash	$65,604
Prepaid expense (Note 3)	8,211
Total current assets	$73,815

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued liabilities	4,000
Total current liabilities	4,000

Shareholders’ equity (Note 2):
Common stock, $.001 par value; 200,000,000 shares authorized,
9,306,500 shares issued and outstanding	9,307
Additional paid-in capital	91,793
Cumulative translation adjustment	3,148
Accumulated deficit	(34,433)
Total shareholders’ equity	69,815
$73,815

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			January 9,
			2004
			(Inception)
	Three Months Ended		Through
	August 31,		August 31,
	2005	2004	2005
Expenses:
Contributed rent (Note 2)	$300	$300	$2,000
Contributed administrative support (Note 2)	50	50	300
Professional fees	3,100	500	10,700
Office	3,529	1,261	12,253
Organization costs	—	—	1,160
Travel	521	1,151	5,233
Business promotion	1,472	—	1,472
Other	249	1,041	1,315
Total expenses	9,221	4,303	34,433

Loss before income taxes	(9,221)	(4,303)	(34,433)

Income tax provision (Note 4)	—	—	—

Net loss	$(9,221)	$(4,303)	$(34,433)

Basic and diluted loss per share	$(0.00)	(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	9,306,500	8,466,667	7,809,096

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at May 31, 2005	9,306,500	$9,307	$91,443	$(25,212)	$(387)	$75,151

Office space and administrative support
contributed by an officer (Note 2)	—	—	350	—	—	350
Comprehensive loss:
Net loss, period ended
August 31, 2005	—	—	—	(9,221)	—	(9,221)
Cumulative translation adjustment	—	—	—	—	3,535	3,535
Comprehensive loss	—	—	—	—	—	(5,686)

Balance at August 31, 2005	9,306,500	$9,307	$91,793	$(34,433)	$3,148	$69,815

See accompanying notes to condensed financial statements

THE STALLION GROUP
 (An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			January 9,
			2004
			(Inception)
	Three Months Ended		Through
	August 31,		August 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(9,221)	$(4,303)	$(34,433)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	350	350	2,300
Changes in operating assets and liabilities:
Prepaid expenses	(7,839)	—	(8,211)
Indebtedness to related parties	—	—
Accrued liabilities	1,000	(890)	4,000
Net cash used in
operating activities	(15,710)	(4,843)	(36,344)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	8,350	106,300
Payment of offering costs	—	—	(7,500)
Net cash provided by
financing activities	—	8,350	98,800

Effect of exchange rate changes on cash	3,535	—	3,148

Net change in cash	(12,175)	3,507	65,604

Cash, beginning of period	77,779	37,032	—

Cash, end of period	$65,604	$40,539	$65,604

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2005 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On May 31, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in Omineca Mining District, British Columbia, Canada. (see Note 3).

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

A $7,964 (CDN$10,000) deposit was made on Phase I of the work program on the claims in June 2005. The work started in mid-September and final payment will be made when the work is finished in late September or early October 2005.

NOTE 4: INCOME TAXES

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

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Oxide
Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

Foreign Currency and Exchange Rates

Dollar costs of Stallion’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.20 or CA $1.00 being approximately equal to US $0.83 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2005 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

We were incorporated in the State of Nevada on January 09, 2004 as The Stallion Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 251

Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 5728 -125A Street, Surrey, British Columbia V3X 3G8. Our telephone number is (604) 597-0028. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On May 31, 2004, we optioned a mineral property containing four mining claims in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement with Mayan Minerals Ltd. on behalf of Angel Jade Mines Ltd., the beneficial owner of the claims, each arms-length British Columbia corporations, to acquire the claims by making certain expenditures and carrying out certain exploration work on the claims. We can acquire a 100% interest in the claim subject to the expenditure of a total of $116,000 through a three-phase exploration program. In addition, the vendors retain a 3% net smelter royalty. After January 1, 2007 payments of $40,000 per year are to be made as advance royalty to Angel Jade so long as Stallion retains an interest in the claim.

Under the terms of the agreement, Mayan granted to Stallion the sole and exclusive right to acquire 100 percent of the right, title and interest of Angel Jade in the Bell Claims, subject to Mayan receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Stallion must incur exploration expenditures on the claims of a minimum of $36,000, by August 31, 2005 (under completion and awaiting engineering report);
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

To date we have completed the on-site work of phase I of the planned two-phase exploration program (we will not have the report until early 2006) and have spent approximately $27,000; we have not spent any money on research and development activities. Information about the claims was presented to Mr. Williams for review without any contractual obligations.

The claims are unencumbered and there are no competitive conditions which affect the claims. Further, there is no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Bell 1	362113	April 24, 1998	April 24, 2007
Bell 2	362114	April 24, 1998	April 24, 2007
Bell 3	362115	April 24, 1998	April 24, 2007
Bell 4	362116	April 24, 1998	April 24, 2007

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding, we must commence phase II of the exploration program on or before April 24, 2007 or pay $1,000 to prevent the claims from reverting to the Crown.

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

Work on the Property by Stallion

The 2005 phase I work program on the Bell Mineral Claims consisting of grid construction and geophysical surveys plus a limited amount of diamond drilling was commenced later than projected as a result of weather and other factors on September 15 and completed on September 23, 2005.

We were successful in completing all the planned work consisting of a grid run over the entire property, both magnetometer and deep penetration electromagnetic surveys (TEM) and 500 feet of diamond drilling. We were able to complete the program in fewer days than anticipated due to favourable weather but ran less diamond drilling than originally projected for varying reasons.

Our Proposed Exploration Program – Plan of Operation

We have now completed the on-site work of the initial exploration of the Bell 1-4 mineral claims to determine if there are commercially exploitable deposits of gold and silver and await the report on the work. We will assess the results of this program upon receipt of Mr. Heard’s report. We do not claim to have any ores or reserves whatsoever at this time on our optioned claims.

Phase I of the recommended geological exploration program cost approximately $27,000 which was less than the anticipated cost of $36,000 due to speedier work, good weather and a reduced diamond drill program. We had $65,504 in cash reserves as of August 31, 2005. Accordingly, we will not be able to proceed with the second phase of the exploration program without additional financing.

Our business plan is to proceed with initial exploration of the claims to determine if there are commercially exploitable deposits of gold. We planned a two-phase exploration program to properly evaluate the potential of the claims and must conduct exploration to determine what minerals, if any, exist on our claims and if any minerals which are found can be economically extracted and profitably processed.

Initially, we will re-established the 2003 grid and reviewed maps of the results of past geological and geochemical programs; then we completed an electromagnetic survey of the claims and a small diamond drilling program.

The laying out of a grid and line cutting involved the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land as well as a depiction of what may have been found in relation to the boundaries of the property. So we actually drew a scale map of the area and made notes on it as to the location where anything was found that was of interest.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geologist took different surface and airborne measurements of the various physical properties of the rocks and will interpret the results in terms of what we are seeking. These methods included magnetic, electrical and seismic measurements. Our engineers will then interpret all the data obtained, plot it on the map we have generated and provide their best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

Magnetometer and VLF-EM, very low frequency electromagnetic surveys, were used as an aid to mapping and structural interpretation and may assist in locating mineralization and serve to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold mineralization may be present or not. Anomalies were evaluated closely and some were diamond drilled to help in determining their economic potential.

We ran approximately 500 feet of diamond drilling in the first phase which is an essential component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling.

Phase 1 began by re-establishing a 2003 base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We then conducted a ground level electromagnetic survey over the grid with readings taken every 25 meters along the lines as well as an airborne EM survey followed by approximately 800 feet of diamond drilling over selected target areas based on the results of previous exploration which will be coordinated with the results of the EM surveys. We also took further rock and geochemical samples of those areas determined by the geological and EM surveys. This entailed taking till, rock and drill core samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, silver, lead and other indicator minerals will be made. We will then compare the relative concentrations of gold, silver, lead and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. Trenching, drilling and other work done in previously recorded exploration programs was be the guide for the locations of the diamond drilling.

We also employed some minor trenching of the areas. Trenches are generally 100 feet in length and 10 to 20 feet wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and analyzed for economically valuable and other indicator minerals that are known to have occurred in the area. Trench and rock samples as well as diamond drilled samples will be tested for traces of gold, silver, lead, copper, zinc, iron and other minerals; however, our primary focus is the search for gold and silver.

These correlation of the results of these surveys and drilling may require up to an additional four months for analysis, evaluation of the results of the work and the preparation of a report on the work accomplished

Phase II will not be carried out until mid 2006 and will be contingent upon favourable results from phase I and any specific recommendations of Mr. Heard. It will be directed towards an expansion of the diamond drilling. The second phase may require up to four weeks work and will cost approximately $80,000 comprised of wages, fees and camp operations, diamond drilling, assays and related. The cost estimate is also based on the report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

With completion of our SB-2 offering in May, 2005 we have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease operations.

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

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the three months ended August 31, 2005, August 31, 2004 and January 09, 2004 (inception) through August 31, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to August 31, 2005 was $106,300 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2005. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2005 was $0 ($0 for the quarter ended August 31, 2004 and $0 for the period from inception to August 31, 2005).

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended August 31, 2005 was $0 as compared to $8,350 for the quarter ended August 31, 2004 and $45,000 received for the period from inception on January 09, 2004 through to and including August 31, 2005. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses increased to $9,221 in the quarter ended August 31, 2005 from $4,303 in the previous quarter ended August 31, 2004 as the result of the commencement of Cavalier’s business plan which was purely conceptual at this period last year; a total of $34,433 in expenses has been incurred since inception on January 09, 2004 through August 31, 2005. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended August 31, 2005 as compared to $350 for the three months ended August 31, 2004 while a total of $2,300 was incurred in the period from inception on January 09, 2004 to August 31, 2005. Contributed costs are expected to run reasonably consistent from period to period in the future. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Stallion incurred $3,100 in professional fees for the quarter ended on August 31, 2005 as compared to $500 for the same period in 2004. From inception to August 31, 2005, we have incurred a total of $10,700 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended August 31, 2005 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $3,529 in office costs were incurred in the most recent quarter which ended on August 31, 2005. By comparison, $1,261 was incurred for the similar period in the previous fiscal year. Costs were higher for the current year as we entered the first stage of our exploration program whereas in the previous year the Cavalier had not commenced operations. For the period January 09, 2004 (inception) through August 31, 2005 a total of $12,257 has been spent on office related expenses.

TRAVEL EXPENSES: $521 in travel costs were incurred in the most recent quarter which ended on August 31, 2005. By comparison, $1,151 was incurred for the similar period in the previous fiscal year. For the period January 09, 2004 (inception) through August 31, 2005 a total of $5,233 has been spent on travel expenses.

BUSINESS PROMOTION EXPENSES: $1,472 in office costs were incurred in the most recent quarter which ended on August 31, 2005. By comparison, $0 was incurred for the similar period in the previous fiscal year. For the period January 09, 2004 (inception) through August 31, 2005 a total of $1,472 has been spent on office related expenses.

INCORPORATION OR ORGANIZATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter which ended on August 31, 2005. By comparison, $0 was incurred for the similar period in the previous fiscal year. For the period January 09, 2004 (inception) through August 31, 2005 a total of $1,160 has been spent on incorporation costs related to establishing our business.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $249 in other costs were incurred in the current quarter under review while $1,041 was incurred for the quarter ended August 31, 2004. For the period January 09, 2004 (inception) through August 31, 2005, Stallion has spent a total of $3,159 on other/miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ended on August 31, 2005, $4,843 in net cash was used as compared to $15,710 having been used in the period ended August 31, 2004. The decrease in the current period under discussion is largely due to the costs associated with the filing of the Corporation’s Form SB-2 registration statement last year and the relatively high legal, accounting and professional costs of the filing period. A total of $36,344 in net cash has been used for the period from Inception on January 09, 2004 to August 31, 2005.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 or from the date of inception.

During the current quarter under review, Stallion did not sell any shares of its common stock. As of the date of this report Stallion has 9,306,500 common shares issued and outstanding.

Stallion continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Stallion does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Stallion believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2006, only by raising additional capital through private placements, equity financing, loans or the like. As of August 31, 2005, we had $69,815 in unallocated working capital.

For the balance of the current fiscal year (to May 31, 2006) we will concentrate our efforts on a review of the results of the first phase of work on the Bell mineral claims and determining whether to proceed to phase II. Following industry trends and demands, we are also considering the acquisition of other properties of merit. In either situation, a new public offering might be needed and completed during a subsequent period. We will also seek approval from the NASD to allow our stock to be quoted on the NASD OTC-BB and will review other options for further financing of our business operations.

It is our current intention to proceed to phase II of our exploration program in the summer of 2006 at an estimated cost of $80,000, based on the recommendations of Mr. Heard’s report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II and if phase I has proven to be successful. Similarly, if phase II is not successful, we will terminate the option on the claim and cease operations of the business.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2005 –2006. Management projects that we may require a total of $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	80,000
Working Capital	85,000
Total	$200,000

As at August 31, 2005, we had a working capital surplus of $69,815. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to August 31, 2005 was $45,000 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000. Finally, During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,5000 shares under our Regulation SB-2 prospectus offering.

As of August 31, 2005, our total assets which consist entirely of cash and prepaid expenses amounted to $73,815 and our total liabilities were $4,000. Working capital stood at $69,815.

For the quarter ended August 31, 2005, the net loss was $9,221 ($0.0001 per share). The loss per share was based on a weighted average of 9,306,500 common shares outstanding. For the same period ended August 31, 2004, the corresponding number was a loss of $4,303 ($0.0005) based on 8,466,667 shares outstanding. For the period from inception on January 09, 2004 to August

31, 2005, the loss was $34,433 and the loss per share was $0.0044 per share for the entire period based on a weighted average of 7,809,096 common shares outstanding.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Stallion had 9,306,500 shares of common stock issued and outstanding as of October 10, 2005. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 09, 2004 to August 31, 2005 was $106,300 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	10,700
Office Expenses	12,253
Organizational Costs	1,160
Travel	5,233
Business Promotion	1,472
Other Costs	1,315
Total Use of Proceeds to August 31, 2005	$32,133

Common Stock

During the three -month period ended August 31, 2005, no shares of common stock were issued. As of August 31, 2005, there were 9,306,500 shares issued and outstanding and as of October 10, 2005 there were 9,306,500 shares outstanding.

Options

No options were granted during the three-month period ending August 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended August 31, 2005: NONE

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Stallion Group
(Registrant)

Date: October 13, 2005

BY: /s/ Gerald W. Williams

Gerald W. Williams, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors