Form 10QSB
period 2005-11-30
STALLION GROUP
filed 2006-01-13
CIK 1285894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number: 333-118360

THE STALLION GROUP
(Exact name of small business issuer in its charter)

Nevada	98-0429182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5728 - 125A Street
Surrey, British Columbia	V3X 3G8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 597-0028

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the
Exchange Act) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the
Exchange Act) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,306,500 shares of Common Stock as of January 09, 2005.

Transitional Small Business Format. Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
November 30, 2005

Assets
Current assets:
Cash	$35,550
Total current assets	$35,550

Liabilities and Shareholders' Equity
Current liabilities:
Accrued liabilities	1,000
Total current liabilities	1,000

Shareholders' equity (Note 2):
Common stock, $.001 par value; 200,000,000 shares authorized,
9,306,500 shares issued and outstanding	9,307
Additional paid-in capital	92,143
Cumulative translation adjustment	1,096
Accumulated deficit	(67,996)
Total shareholders' equity	34,550
$35,550

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					January 9,
					2004
					(Inception)
	Three Months Ended		Six Months Ended		Through
	November 30,		November 30,		November 30,
	2005	2004	2005	2004	2005
Expenses:
Contributed rent (Note 2)	$300	$300	$600	$600	$2,300
Contributed administrative support (Note 2)	50	50	100	100	350
Mineral exploration and filing fees (Note 3)	27,753	-	27,753	-	27,753
Professional fees	2,300	6,500	5,400	7,000	13,000
Office	2,434	1,750	5,963	3,392	14,687
Organization costs	-	-	-	-	1,160
Travel	-	500	521	666	5,233
Business promotion	726	8	2,198	792	2,198
Other	-	100	249	231	1,315
Total expenses	33,563	9,208	42,784	12,781	67,996

Loss before income taxes	(33,563)	(9,208)	(42,784)	(12,781)	(67,996)

Income tax provision (Note 4)	-	-	-	-	-

Net loss	$(33,563)	$(9,208)	$(42,784)	$(12,781)	$(67,996)

Basic and diluted loss per share	$(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average
common shares outstanding	9,306,500	9,000,000	9,306,500	9,000,000

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at May 31, 2005	9,306,500	$9,307	$91,443	$(25,212)	$(387)	$75,151

Office space and administrative support
contributed by an officer (Note 2)	-	-	700	-	-	700
Comprehensive loss:
Net loss, period ended
November 30, 2005	-	-	-	(42,784)	-	(42,784)
Cumulative translation adjustment	-	-	-	-	1,483	1,483
Comprehensive loss	-	-	-	-	-	(41,301)

Balance at November 30, 2005	9,306,500	$9,307	$92,143	$(67,996)	$1,096	$34,550

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			January 9,
			2004
			(Inception)
	Six Months Ended		Through
	November 30,		November 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(42,784)	$(12,781)	$(67,996)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	700	700	2,650
Changes in operating assets and liabilities:
Prepaid expenses	372	-	-
Indebtedness to related parties	-	(1,841)
Accrued liabilities	(2,000)	(1,000)	1,000
Net cash used in
operating activities	(43,712)	(14,922)	(64,346)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	8,000	106,300
Payment of offering costs	-	-	(7,500)
Net cash provided by
financing activities	-	8,000	98,800

Effect of exchange rate changes on cash	1,483	-	1,096

Net change in cash	(42,229)	(6,922)	35,550

Cash, beginning of period	77,779	37,032	-

Cash, end of period	$35,550	$30,110	$35,550

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

The Company's functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States ("U.S.") dollars unless Canadian dollars are specifically designated with "CDN".

NOTE 2: RELATED PARTY TRANSACTIONS

The Company's president contributed office space to the Company for the periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

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

In February 2004, the Company sold 5,000,000 shares of its restricted common stock to its president for $5,000 ($0.001/share) .

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

A $7,964 (CDN$10,000) deposit was made on Phase I of the work program on the claims in June 2005 and a final payment of $19,789 (CDN$23,280) was made on Phase I in October 2005. The Optionor has deemed that the amount of $27,753 (CDN$33,280) was sufficient to fulfill the terms of the agreement and considers the obligation of August 31, 2005 to be fully complied with.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING NOVEMBER 30, 2005 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

Under the terms of the agreement, Mayan granted to Stallion the sole and exclusive right to acquire 100 percent of the right, title and interest of Angel Jade in the Bell Claims, subject to Mayan receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Stallion must incur exploration expenditures on the claims of a minimum of $35,000, by November 30, 2005 (completed and awaiting engineering report);

2.	Stallion must incur exploration expenditures on the claims of a further $85,000, for an aggregate minimum exploration expense of $120,000, by November 30, 2006; and

3.	Upon exercise of the option, Stallion is required to pay to Mayan, commencing January 1, 2007, the sum of $40,000 per annum, as prepayment of the royalty.

The claims are located approximately 25 miles south west of Telkwa, B.C., at 54º 37' north latitude and 127º 40' west longitude at an approximate median elevation of six thousand feet. The property consists of four mineral claims which in total measure 1,000 metres (3,240 feet) by 1,000 metres (3,240 feet) and covers an area of approximately 160 acres or 64 hectares.

To date we have completed the on-site work of phase I of the planned two-phase exploration program (we will not have the report until early 2006) and have spent approximately $27,753; we have not spent any money on research and development activities. Information about the claims was presented to Mr. Williams for review without any contractual obligations.

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

Mr. R.T. Heard, P. Eng., authored the “Geological Report On The Bell 1-4 Mineral Claims”, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims. Mr. Heard is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of Haileybury School of Mines, (1958) and of the Montana College of Mineral Science and Technology, Butte, Montana. He holds a B.Sc. in Geological Engineering, (1971) and has practiced his profession as an exploration geologist for more than 40 years and as a Professional Engineer for 30 years.

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

Mayan has granted an option to Stallion to allow us to explore, mine and recover any minerals on the claims. As with the preceding, if Mayan were to grant an option to another party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims; we would have little recourse as we would be harmed, would not own any claims and would have to cease operations. However, in either event, Mayan would be liable to us for monetary damages for breach of the agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claims, if any, in addition to any lost opportunity costs if the claims proved to be of value in the future. The agreement does not specifically reference these risks or the recourse provided. Although we would have recourse against Mayan in the situations described, there is a question as to whether that recourse would have specific value.

Under British Columbia law, if the ownership of the claim were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $1,000 and file other documents since we are a foreign company in Canada. We would also be required to form a B.C company which would necessitate a board of directors, a majority of which would have to be residents of B.C. and obtain audited financial statements for that company. We have decided that if gold mineralization is discovered on the claim and it appears that it might be economical to remove the gold mineralization, we will record the deed of ownership, pay the additional tax establish a corporate subsidiary in British Columbia. The decision to record or not is ours solely.

Geology

A mapping program managed by the B.C. Department of Mines indicates that the ages of the rock formations are such that at the junctions of the various formations there are faults which are conducive to and likely provided the plumbing which allowed for the placement of the mineral bearing vein structures generally associated with gold and silver values found in the area.

The main faulted area, which virtually cuts the project area in half, has been traced north – south for 50 miles. This fault was probably the heat source for the mineralizing fluids. The gold and silver values generally found in the area often occur in association with a sulphide mix of galena, sphalerite, chalcopyrite, pyrite, etc. – all characteristics of viable gold bearing structures.

History

Over the years various samples that have been assayed have been taken from the area of the claims. The majority of the samples, although published by the British Columbia Department of Mines for information and review purposes are not available for the purposes of this report.

During examinations of the claims in 1993, 1997 and 2003, Mr. Heard, the author of the report on the claims, sampled the pit area found on the claims and completed approximately 600 feet of diamond drilling. As well, two trenches were dug along strike from the pit area, chip sampled and analyzed using a sophisticated 30 element induced coupled plasma (ICP) analysis procedure. As a result of this work and a thorough historical review of the claims, Mr. Heard was able to delineate a two-phase work program for our exploration and the viability testing of the claims.

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

Work on the Property by Stallion

The 2005 phase I work program on the claims consisting of grid construction and geophysical surveys plus a limited amount of diamond drilling was completed on September 23, 2005.

We were successful in completing all the planned work consisting of a grid run over the entire property, both magnetometer and deep penetration electromagnetic surveys (TEM) and 500 feet of diamond drilling. We were able to complete the program in fewer days than anticipated due to favourable weather but ran less diamond drilling than originally projected for varying reasons. A report on the results of the work is in the initial stages of preparation and will be available when final assay results are received by Mr. Heard.

Our Proposed Exploration Program – Plan of Operation

We have now completed the on-site work of the initial exploration of the Bell 1-4 mineral claims to determine if there are commercially exploitable deposits of gold and silver and will assess the results of this program upon receipt of Mr. Heard’s report. We do not claim to have any ores or reserves whatsoever at this time on our optioned claims.

Phase I of the recommended geological exploration program cost approximately $27,753 which was less than the anticipated cost of $35,000 due to speedier work, good weather and a reduced diamond drill program. We had $35,550 in cash reserves as of November 30, 2005. Accordingly, we will not be able to proceed with the second phase of the exploration program without additional financing.

In phase 1 we re-established the 2003 grid and reviewed maps of the results of past geological and geochemical programs; then we completed an electromagnetic survey of the claims and a small diamond drilling program.

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

Phase 1 began by re-establishing a 2003 base line grid with 25-meter stations and cross lines run every 50 meters for 100 meters each side of the baseline. We then conducted a ground level electromagnetic survey over the grid with readings taken every 25 meters along the lines as well as an airborne EM survey followed by approximately 500 feet of diamond drilling over selected target areas based on the results of previous exploration which will be coordinated with the results of the EM surveys. We also took further rock and geochemical samples of those areas determined by the geological and EM surveys. This entailed taking till, rock and drill core samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, silver, lead and other indicator minerals will be made. We will then compare the relative concentrations of gold, silver, lead and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. Trenching, drilling and other work done in previously recorded exploration programs was the guide for the locations of the drilling.

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

The correlation of the results of these surveys and drilling may require up to an additional four months for analysis, evaluation of the results of the work and the preparation of a report on the work accomplished.

Phase II will not be carried out until mid 2006 and will be contingent upon favourable results from phase I and any specific recommendations of Mr. Heard. It will be directed towards an expansion of the diamond drilling. The second phase may require up to four weeks work and will cost approximately $85,000 comprised of wages, fees and camp operations, diamond drilling, assays and related. The cost estimate is also based on the report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employees will be Gerald W. Williams, our senior officer and director.

At present, we have no employees, other than Mr. Williams, our senior officer and director. Neither Mr. Williams has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Heard as senior geological consultant. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Offices

Our offices are located at 5728 - 125A Street, Surrey, B.C. Canada V3X 3G8. Currently, these facilities are provided to us by Gerald W. Williams, a director and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Stallion at cost on a quarterly basis.

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

With completion of our SB-2 offering in May, 2005 we had sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise the additional funds required, we would be unable to see the claim evolve into an operating mine and would have to cease operations.

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the six months ended November 30, 2005, November 30, 2004 and January 09, 2004 (inception) through November 30, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 09, 2004 to November 30, 2005 was $98,800 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2005. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended November 30, 2005 was $0 ($0 for the quarter ended November 30, 2004 and $0 for the period from inception to November 30, 2005). For the six month periods ended November 30, 2005 and November 30, 2004, the comparative numbers were $0 and $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended November 30, 2005 was $0 as compared to $8,000 for the quarter ended November 30, 2004 and $98,800 received for the period from inception on January 09, 2004 through to and including November 30, 2005. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses increased to $33,563 in the quarter ended November 30, 2005 from $9,208 in the previous quarter ended November 30, 2004 as the result of the commencement of Stallion’s business plan which was purely conceptual at this period last year. For the six month periods ended November 30, 2005 and November 30, 2004, the comparative numbers were $42,784 and $12,781. A total of $67,996 in expenses has been incurred since inception on January 09, 2004 through November 30, 2005. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended November 30, 2005 as compared to $350 for the six months ended November 30, 2004 while a total of $2,650 was incurred in the period from inception on January 09, 2004 to November 30, 2005. For the six month periods ended November 30, 2005 and November 30, 2004, the comparative numbers were $700 and $700 respectively. Contributed costs are expected to run reasonably consistent from period to period in the future. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Stallion incurred $2,300 in professional fees for the quarter ended on November 30, 2005 as compared to $6,500 for the same period in 2004. For the six month periods ended November 30, 2005 and November 30, 2004, the comparative numbers were $5,400 and $7,000. From inception to November 30, 2005, we have incurred a total of $13,000 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarter ended November 30, 2005 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $2,434 in office costs were incurred in the most recent quarter which ended on November 30, 2005. By comparison, $1,750 was incurred for the similar period in the previous fiscal year. Costs were higher for the current year as we entered the first stage of our exploration program whereas in the previous year Stallion had not commenced operations. For the six month periods ended November 30, 2005 and November 30, 2004, the comparative numbers were $5,963 and $3,392 respectively. For the period January 09, 2004 (inception) through November 30, 2005 a total of $14,687 has been spent on office related expenses.

TRAVEL EXPENSES: Nil travel costs were incurred in the most recent quarter which ended on November 30, 2005. By comparison, $500 was incurred for the similar period in the previous fiscal year. For the six month periods ended November 30, 2005 and November 30, 2004, the comparative numbers were $521 and $666. For the period January 09, 2004 (inception) through November 30, 2005 a total of $5,233 has been spent on travel expenses.

BUSINESS PROMOTION EXPENSES: $726 in business promotion costs were incurred in the most recent quarter which ended on November 30, 2005. By comparison, $8 was incurred for the similar period in the previous fiscal year. For the six month periods ended November 30, 2005 and November 30, 2004, the comparative numbers were $2,198 and $792. For the period January 09, 2004 (inception) through November 30, 2005 a total of $2,198 has been spent on business promotion related expenses.

INCORPORATION OR ORGANIZATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter and six-month period which ended on November 30, 2005. By comparison, $0 was incurred for the similar periods in the previous fiscal year. For the period January 09, 2004 (inception) through November 30, 2005 a total of $1,160 has been spent on incorporation costs related to establishing our business.

OTHER GENERAL AND ADMINISTRATIVE COSTS: Nil other costs were incurred in the current quarter under review while $100 was incurred for the quarter ended November 30, 2004. For the six month periods ended November 30, 2005 and November 30, 2004, the comparative numbers were $249 and $231 respectively. For the period January 09, 2004 (inception) through November 30, 2005, Stallion has spent a total of $1,315 on other/miscellaneous expenses.

MINERAL EXPLORATION AND FILING FEES: $27,753 in mineral exploration and related filing costs were incurred in the current quarter under review while $0 was incurred for the quarter ended November 30, 2004. These expenses were related to the first phase costs of the exploration program on our optioned mineral claims. For the six month periods ended November 30, 2005 and November 30, 2004, the comparative numbers were $27,753 and $0 respectively. For the period January 09, 2004 (inception) through November 30, 2005, Stallion has spent a total of $27,753 on mineral exploration and filing fees in exploring its optioned mineral property.

NET CASH USED IN OPERATING ACTIVITIES: For the six month period ended on November 30, 2005, $43,712 in net cash was used as compared to $14,922 having been used in the period ended November 30, 2004. The increase in the current period under discussion is largely due to the lower costs associated with the filing of the Corporation’s Form SB-2 registration statement last year and the relatively high legal, accounting and professional costs and exploration expenses incurred in the current filing period. A total of $64,346 in net cash has been used for the period from Inception on January 09, 2004 to November 30, 2005.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 or from the date of inception.

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

Plan of Operation

Stallion believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2006, only by raising additional capital through private placements, equity financing, loans or the like. As of November 30, 2005, we had $34,550 in unallocated working capital.

For the balance of the current fiscal year to May 31, 2006 we will concentrate our efforts on a review of the results of the first phase of work on the Bell mineral claims and determining whether to proceed to phase II. Following industry trends and demands, we are also considering the acquisition of other properties of merit. In either situation, a new public offering might be needed and completed during a subsequent period.

On December 04, 2005, the shares of Stallion were made available for quotation on the Over-the-Counter Bulletin Board under the symbol "SGRJ". As of the date of this report the shares are offered for sale at a price of $0.20 and a bid price of $0.15.

It is our current intention to proceed to phase II of our exploration program in the summer of 2006 at an estimated cost of $85,000, based on the recommendations of Mr. Heard's report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II and if phase I has proven to be successful. Similarly, if phase II is not successful, we will terminate the option on the claim and cease operations of the business.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2005 - 2006. Management projects that we may require a total of $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	85,000
Working Capital	80,000
Total	$200,000

As at November 30, 2005, we had a working capital surplus of $34,550. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to November 30, 2005 was $98,300 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. Finally, During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,5000 shares at a price of $0.20 under a Regulation SB-2 prospectus offering to a total of 43 placees.

As of November 30, 2005, our total assets which consist entirely of cash and prepaid expenses amounted to $35,550 and our total liabilities were $1,000. Working capital stood at $34,550.

For the quarter ended November 30, 2005, the net loss was $33,563 ($0.0036 per share). The loss per share was based on a weighted average of 9,306,500 common shares outstanding. For the same period ended November 30, 2004, the corresponding number was a loss of $9,208 ($0.0001) based on 9,306,500 shares outstanding.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

b)	evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and
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

Item 2. Changes in Securities

Stallion had 9,306,500 shares of common stock issued and outstanding as of January 10, 2006. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

The issuances discussed under this section are exempted from registration under Rule 903 of Regulation S of the Securities Act (“Reg. S”) or Section 4(2) of the Securities Act (“Section 4(2)”), as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 09, 2004 to November 30, 2005 was $98,800 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	13,000
Office Expenses	14,687
Mineral Exploration and Filing Fees	27,753
Organizational Costs	1,160
Travel	5,233
Business Promotion	2,198
Other Costs	1,315
Total Use of Proceeds to November 30, 2005	$65,346

Common Stock

During the six -month period ended November 30, 2005, no shares of common stock were issued. As of November 30, 2005, there were 9,306,500 shares issued and outstanding and as of January 10, 2006 there were 9,306,500 shares outstanding.

Options

No options were granted during the six-month period ending November 30, 2005.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2005: NONE

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

Date: January 13, 2006

BY: /s/ “Gerald W. Williams”

Gerald W. Williams, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors