Form 10KSB/A
period 2005-05-31
STALLION GROUP
filed 2006-01-30
CIK 1285894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

This Form 10-KSB is amended to incorporate cross-references to exhibits filed with the
Corporation’s SB-2 Registration Statement filing and to delete references to ‘ significant’ and
‘subsequent periods’ under the heading “Controls and Procedures”

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

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 9,306,500 common shares issued and outstanding as of January 20, 2006 .

DOCUMENTS INCORPORATED BY REFERENCE

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation K. All Exhibits have been previously filed unless otherwise noted.

Exhibit No.	Document Description
3.1*	Articles of Incorporation
3.2*	Bylaws of The Stallion Group
5.1*	Opinion of Jeffrey Nichols regarding the legality of the securities being registered.
10.1*	Option To Purchase And Royalty Agreement

* Incorporated by reference to SB-2 Registration Statement filed on August 19, 2004

Description of Exhibits Incorporated by Reference

Exhibit 3.1*
Articles of Incorporation of The Stallion Group dated January 09, 2004.

Exhibit 3.2*
Bylaws of The Stallion Group dated January 28, 2004.

Exhibit 5.1*
Opinion of Jeffrey Nichols, Attorney and Counselor At Law, 388 Market Street, Suite 500, San Francisco, California, 94111 dated July 26, 2004 regarding the legality of the securities being registered in this registration statement.

Exhibit 10.1*
Option To Purchase And Royalty Agreement between The Stallion Group and Mayan Minerals Ltd. of Vancouver, B.C., dated May 31, 2004 to acquire a 100% interest in the Bell 1-4 Mineral Claims, Omenica Mining Division, British Columbia.

     *     Incorporated by reference to SB-2 Registration Statement filed on August 19, 2004.

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

On January 20, 2006 the shareholders' list of our common shares showed 57 registered shareholders holding 9,306,500 shares; there are no shares held by broker-dealers. There are 9,306,500 shares outstanding.

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

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of May 31, 2005, the end of the year to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of Stallion’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President. Based upon that evaluation, our President concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors, which could affect internal controls.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.

The following table sets forth, as of January 20, 2006 , certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership A	Percentage of Class(1)
Gerald W. Williams	5,000,000	53.73%
Directors and Officers (as a group)	5,000,000	53.73%

(1)

Based on 9,306,500 shares outstanding as of January 20, 2006 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

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

Date: January 25, 2006

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

Date: January 25, 2006