Form 10QSB/A
period 2005-08-31
STALLION GROUP
filed 2006-01-30
CIK 1285894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

This Form 10-QSB is amended to incorporate cross-references to exhibits filed with the Corporation’s SB-2 Registration Statement, to delete references to ‘significant’ and‘subsequent periods’ under the heading “Controls and Procedures” and to incorporate the May 31, 2005 audited balance sheet as part of the quarterly financial statements.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,306,500 shares of Common Stock as of January 20, 2006 .

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

THE STALLION GROUP
(An Exploration Stage Company)
Balance Sheet

May 31, 2005

Assets

Current assets:
Cash	$77,779
Prepaid expense	372
Total current assets	$78,151

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued liabilities	3,000
Total current liabilities	3,000

Shareholders’ equity (Notes 2 and 4):
Common stock, $.001 par value; 200,000,000 shares authorized,
9,306,500 shares issued and outstanding	9,307
Additional paid-in capital	91,443
Cumulative translation adjustment	(387)
Accumulated deficit	(25,212)
Total shareholders’ equity	75,151
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

There have been no changes in the our internal controls or in other factors that could affect these controls including any corrective actions with regard to deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Stallion had 9,306,500 shares of common stock issued and outstanding as of January 20, 2006 . Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Common Stock

During the three -month period ended August 31, 2005, no shares of common stock were issued. As of August 31, 2005, there were 9,306,500 shares issued and outstanding and as of January 20, 2006 there were 9,306,500 shares outstanding.

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

Exhibit No.	Document Description
3.1 *	Articles of Incorporation
3.2 *	Bylaws of The Stallion Group
5.1 *	Opinion of Jeffrey Nichols regarding the legality of the securities being registered
10.1 *	Option To Purchase And Royalty Agreement

* Incorporated by reference to SB-2 Registration Statement filed on August 19, 2004.

Description of Exhibits Incorporated by Reference

Exhibit 3.1 *
Articles of Incorporation of The Stallion Group dated January 09, 2004.

Exhibit 3.2 *
Bylaws of The Stallion Group dated January 28, 2004.

Exhibit 5.1 *
Opinion of Jeffrey Nichols, Attorney and Counselor At Law, 388 Market Street, Suite 500, San Francisco, California, 94111 dated July 26, 2004 regarding the legality of the securities being registered in this registration statement.

Exhibit 10.1 *
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

Date: January 25, 2006

BY: /s/ Gerald W. Williams

Gerald W. Williams, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors