Form 10QSB/A
period 2005-11-30
STALLION GROUP
filed 2006-01-30
CIK 1285894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

This Form 10-QSB is amended to incorporate cross-references to exhibits filed with the Corporation’s SB-2 filing, to delete references to ‘significant’ and ‘subsequent periods’ under Item 3 “Controls and Procedures” and to incorporate the May 31, 2005 audited balance sheet as part of the quarterly financial statements.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,306,500 shares of Common Stock as of January 09, 2006 .

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

Date: January 25 , 2006

BY: /s/ “Gerald W. Williams”

Gerald W. Williams, President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors