Form 10QSB
period 2006-02-28
STALLION GROUP
filed 2006-04-13
CIK 1285894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended FEBRUARY 28, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to _________

Commission file number: 333-118360

THE STALLION GROUP
(Exact name of small business issuer in its charter)

Nevada	98-0429182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5728 – 125A Street
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
Yes [ x ] No [           ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)
Yes [           ] No [ x ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act)
Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,306,500 shares of Common Stock as of April 14, 2006.

Transitional Small Business Format. Yes [           ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
February 28, 2006

Assets
Current assets:
Cash	$31,409
Total current assets	$31,409

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued liabilities	1,000
Total current liabilities	1,000

Shareholders’ equity (Note 2):
Common stock, $.001 par value; 200,000,000 shares authorized,
9,306,500 shares issued and outstanding	9,307
Additional paid-in capital	92,493
Cumulative translation adjustment	1,084
Accumulated deficit	(72,475)
Total shareholders’ equity	30,409
$31,409

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

						January 9,
						2004
						(Inception)
	Three Months Ended		Nine Months Ended			Through
	February 28,		February 28,			February 28,
	2006	2005	2006		2005	2006
Expenses:
Contributed rent (Note 2)	$300	$300	$900		$900	$2,600
Contributed administrative support (Note 2)	50	50	150		1,450	400
Mineral exploration and filing fees (Note 3)	—	—	27,753		—	27,753
Professional fees	1,217	800	6,617		7,800	14,217
Office	1,725	4,010	7,688		7,121	16,412
Organization costs	—	—	—		—	1,160
Travel	—	165	521		831	5,233
Business promotion	1,177	281	3,375		1,073	3,375
Other	10	—	259		231	1,325
Total expenses	4,479	5,606	47,263		19,406	72,475

Loss before income taxes	(4,479)	(5,606)	(47,263)		(19,406)	(72,475)

Income tax provision (Note 4)	—	—	—		—	—

Net loss	$(4,479)	$(5,606)	$(47,263	) $	(19,406)	$(72,475)

Basic and diluted loss per share	$(0.00)	(0.00)	(0.01)		(0.00)

Basic and diluted weighted average
common shares outstanding	9,306,500	9,000,000	9,306,500		9,000,000

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at May 31, 2005	9,306,500	$9,307	$91,443	$(25,212)	$(387)	$75,151

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,050	—	—	1,050
Comprehensive loss:
Net loss, period ended
February 28, 2006	—	—	—	(47,263)	—	(47,263)
Cumulative translation adjustment	—	—	—	—	1,471	1,471
Comprehensive loss	—	—	—	—	—	(45,792)

Balance at February 28, 2006	9,306,500	$9,307	$92,493	$(72,475)	$1,084	$30,409

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			January 9,
			2004
			(Inception)
	Nine Months Ended		Through
	February 28,		February 28,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(47,263)	$(19,406)	$(72,475)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	1,050	1,050	3,000
Changes in operating assets and liabilities:
Prepaid expenses	372	—	—
Indebtedness to related parties	—	(1,841)	—
Accrued liabilities	(2,000)	(200)	1,000
Net cash used in
operating activities	(47,841)	(20,397)	(68,475)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	8,000	106,300
Payment of offering costs	—	—	(7,500)
Net cash provided by
financing activities	—	8,000	98,800

Effect of exchange rate changes on cash	1,471	(45)	1,084

Net change in cash	(46,370)	(12,442)	31,409

Cash, beginning of period	77,779	37,032	—

Cash, end of period	$31,409	$24,590	$31,409

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Foreign Currency and Exchange Rates

Dollar costs of Stallion’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.15 or CA $1.00 being approximately equal to US $0.86 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING FEBRUARY 28, 2006 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

Under the terms of the agreement, Mayan granted to Stallion the sole and exclusive right to acquire 100 percent of the right, title and interest of Angel Jade in the Bell Claims, subject to Mayan receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Stallion must incur exploration expenditures on the claims of a minimum of $35,000, by February 28, 2006 (completed and awaiting engineering report);
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

To date we have completed the on-site work of phase I of the planned two-phase exploration program (we are anticipating receipt of the report in the next few weeks) and have spent approximately $27,753; we have not spent any money on research and development activities. Information about the claims was presented to Mr. Williams for review without any contractual obligations.

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

We were successful in completing all the planned work consisting of a grid run over the entire property, both magnetometer and deep penetration electromagnetic surveys (TEM) and 500 feet of diamond drilling. We were able to complete the program in fewer days than anticipated due to favourable weather but ran less diamond drilling than originally projected for varying reasons. A report on the results of the work is in the initial stages of preparation and will be available when final assay results are received by Mr. Heard. This is expected by the first week of May, 2006.

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

Phase I of the recommended geological exploration program cost approximately $27,753 which was less than the anticipated cost of $35,000 due to speedier work, good weather and a reduced diamond drill program. We had $31,409 in cash reserves as of February 28, 2006. Accordingly, we will not be able to proceed with the second phase of the exploration program without additional financing.

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

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the nine months ended February 28, 2006, February 28, 2005 and January 09, 2004 (inception) through February 28, 2006 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 09, 2004 to February 28, 2006 was $98,800 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended February 28, 2006. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended February 28, 2006 was $0 ($0 for the quarter ended February 28, 2005 and $0 for the period from inception to February 28, 2006). For the nine month periods ended February 28, 2006 and February 28, 2005, the comparative numbers were $0 and $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended February 28, 2006 was $0 as compared to $8,000 for the quarter ended February 28, 2005 and $98,800 received for the period from inception on January 09, 2004 through to and including February 28, 2006. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses decreased marginally to $4,479 in the quarter ended February 28, 2006 from $5,606 in the previous quarter ended February 28, 2005. For the nine month periods ended February 28, 2006 and February 28, 2005, the comparative numbers were $47,263 and

$19,406. A total of $72,475 in expenses has been incurred since inception on January 09, 2004 through February 28, 2006. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended February 28, 2006 as compared to $350 for the nine months ended February 28, 2005 while a total of $3,000 was incurred in the period from inception on January 09, 2004 to February 28, 2006. For the nine month periods ended February 28, 2006 and February 28, 2005, the comparative numbers were $1,050 and $2,350 respectively. Contributed costs are expected to run reasonably consistent from period to period in the future. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

PROFESSIONAL FEES: Stallion incurred $1,217 in professional fees for the quarter ended on February 28, 2006 as compared to $800 for the same period in 2004. For the nine month periods ended February 28, 2006 and February 28, 2005, the comparative numbers were $6,617 and $7,800. From inception to February 28, 2006, we have incurred a total of $14,217 in professional fees mainly spent on legal and accounting matters. This cost category will have frequent swings in spending depending on the legal and accounting activities of the Corporation.

COMPENSATION: No compensation costs were incurred for the quarter ended February 28, 2006 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $1,725 in office costs were incurred in the most recent quarter which ended on February 28, 2006. By comparison, $4,010 was incurred for the similar period in the previous fiscal year. Costs were higher for the previous year as we were engaged in the completion of our SB-2 registration phase and completion of the SB-2 offering. For the nine month periods ended February 28, 2006 and February 28, 2005, the comparative numbers were $7,688 and $7,121 respectively. For the period January 09, 2004 (inception) through February 28, 2006 a total of $16,412 has been spent on office related expenses.

TRAVEL EXPENSES: Nil travel costs were incurred in the most recent quarter which ended on February 28, 2006. By comparison, $165 was incurred for the similar period in the previous fiscal year. For the nine month periods ended February 28, 2006 and February 28, 2005, the comparative numbers were $521 and $831. For the period January 09, 2004 (inception) through February 28, 2006 a total of $5,233 has been spent on travel expenses.

BUSINESS PROMOTION EXPENSES: $1,177 in business promotion costs were incurred in the most recent quarter which ended on February 28, 2006. By comparison, $281 was incurred for the similar period in the previous fiscal year. For the nine month periods ended February 28, 2006 and February 28, 2005, the comparative numbers were $3,375 and $1,073. For the period January 09, 2004 (inception) through February 28, 2006 a total of $3,375 has been spent on business promotion related expenses.

INCORPORATION OR ORGANIZATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter and nine-month period which ended on February 28, 2006. By comparison, $0 was incurred for the similar periods in the previous fiscal year. For the period January 09, 2004 (inception) through February 28, 2006 a total of $1,160 has been spent on incorporation costs related to establishing our business.

OTHER GENERAL AND ADMINISTRATIVE COSTS: $10 in other costs were incurred in the current quarter under review while $0 was incurred for the quarter ended February 28, 2005. For the nine month periods ended February 28, 2006 and February 28, 2005, the comparative numbers were $259 and $231 respectively. For the period January 09, 2004 (inception) through February 28, 2006, Stallion has spent a total of $1,325 on other/miscellaneous expenses.

MINERAL EXPLORATION AND FILING FEES: $0 in mineral exploration and related filing costs were incurred in the current quarter under review while $0 was incurred for the quarter ended February 28, 2005. For the nine month periods ended February 28, 2006 and February 28, 2005, the comparative numbers were $27,753 and $0 respectively. These expenses were related to the first phase costs of the exploration program on our optioned mineral claims. For the period January 09, 2004 (inception) through February 28, 2006, Stallion has spent a total of $27,753 on mineral exploration and filing fees in exploring its optioned mineral property.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month period ended on February 28, 2006, $43,841 in net cash was used as compared to $20,397 having been used in the period ended February 28, 2005. The increase in the current period under discussion is largely due to the lower costs associated with the filing of the Corporation’s Form SB-2 registration statement last year and the relatively high legal, accounting and professional costs and exploration expenses incurred in the current filing period. A total of $68,475 in net cash has been used for the period from Inception on January 09, 2004 to February 28, 2006.

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

Plan of Operation

Stallion believes we can satisfy our cash requirements for the current fiscal year end of May 31, 2006, only by raising additional capital through private placements, equity financing, loans or the like. As of February 28, 2006, we had $30,409 in unallocated working capital.

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

On December 04, 2005, the shares of Stallion were made available for quotation on the Over-the-Counter Bulletin Board under the symbol “SGRJ”. As of the date of this report the shares are offered for sale at a price of $1.00 and a bid price of $0.90.

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

As at February 28, 2006, we had a working capital surplus of $31,409. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on February 28, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to February 28, 2006 was $98,300 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. Finally, During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,5000 shares at a price of $0.20 under a Regulation SB-2 prospectus offering to a total of 43 placees.

As of February 28, 2006, our total assets which consist entirely of cash and prepaid expenses amounted to $31,409 and our total liabilities were $1,000. Working capital stood at $30,409.

For the quarter ended February 28, 2006, the net loss was $4,479 ($0.0005 per share). The loss per share was based on a weighted average of 9,306,500 common shares outstanding. For the same period ended February 28, 2005, the corresponding number was a loss of $5,606 ($0.0006) based on 9,000,000 shares outstanding.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2006. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Stallion had 9,306,500 shares of common stock issued and outstanding as of April 14, 2006. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on January 09, 2004 to February 28, 2006 was $98,800 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Professional Fees	14,217
Office Expenses	16,412
Mineral Exploration and Filing Fees	27,753
Organizational Costs	1,160
Travel	5,233
Business Promotion	3,375
Other Costs	1,325
Total Use of Proceeds to February 28, 2006	$69,475

Common Stock

During the nine - month period ended February 28, 2006, no shares of common stock were issued. As of February 28, 2006, there were 9,306,500 shares issued and outstanding and as of April 14, 2006 there were 9,306,500 shares outstanding.

Options

No options were granted during the nine-month period ending February 28, 2006.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 28, 2006: NONE

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

Exhibit No.	Document Description
3.1	Articles of Incorporation
3.2	Bylaws of The Stallion Group
10.1	Option To Purchase And Royalty Agreement

Incorporated by reference to SB-2 Registration Statement filed on August 19, 2004

Description of Exhibits Incorporated by Reference

Exhibit 3.1
Articles of Incorporation of The Stallion Group dated January 09, 2004.

Exhibit 3.2
Bylaws of The Stallion Group dated January 28, 2004.

Exhibit 10.1
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

The Stallion Group
(Registrant)

Date:	April 12, 2006

BY:	/s/ Gerald W. Williams

Gerald W. Williams, President, Chief Executive Officer, Principal Executive
Officer, Secretary, Treasurer, Chief Financial Officer,
Principal Financial Officer and a Member of the Board of
Directors