Form 10KSB
period 2006-05-31
STALLION GROUP
filed 2006-08-03
CIK 1285894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number: 333-118360

THE STALLION GROUP
(Exact name of small business issuer in its charter)

Nevada	98-0429182
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

604 – 700 West Pender Street,
Vancouver, British Columbia	V6C 1G8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 760-6468

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. [           ]

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
4,306,500 common shares at $1.05* = $4,521,825. (* - last traded price of the Corporation’s stock on the
Over-The-Counter Bulletin Board o May 05, 2006 the last day on which stock traded prior to the close of the fiscal year on May 31, 2006).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 9,306,500 common shares issued and outstanding as of July 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation K. All Exhibits have been previously filed unless otherwise noted.

Exhibit No.	Document Description
3.1 *	Articles of Incorporation
3.2 *	Bylaws of The Stallion Group
10.1 *	Option To Purchase And Royalty Agreement

* Incorporated by reference to SB-2 Registration Statement filed on August 19, 2005

Description of Exhibits Incorporated by Reference

Exhibit 3.1 *
Articles of Incorporation of The Stallion Group dated January 09, 2004.

Exhibit 3.2 *
Bylaws of The Stallion Group dated January 28, 2004.

Exhibit 10.1 *
Option To Purchase And Royalty Agreement between The Stallion Group and Mayan Minerals Ltd. of Vancouver, B.C., dated May 31, 2005 to acquire a 100% interest in the Bell 1-4 Mineral Claims, Omenica Mining Division, British Columbia.

* Incorporated by reference to SB-2 Registration Statement filed on August 19, 2005

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

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

Business Development During Last Three Years

Overview

We were incorporated as The Stallion Group, Inc. in the state of Nevada on January 09, 2004. Since our incorporation, we have been in the business of the exploration and development of a mineral property approximately 247 acres in size in north-western, British Columbia. Our property is without known reserves and our program is exploratory in nature. To date we have spent $27,753 on research and development activities. On September 15, 2005 a crew went to the claim to commence phase I of the planned two phase exploration program. The crew completed their work on September 23, 2006 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program, dated May 08, 2006 has been received and is currently under review. See “Results of Operations” on page 10. No decision has been reached as to further work on the project.

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

Mineral Exploration

On May 31, 2005 we optioned a mineral property containing four mining claims in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement with Mayan Minerals Ltd., on behalf of Angel Jade Mines Ltd., the beneficial owner of the claims, each private arms-length British Columbia corporations, to acquire the claims by making certain expenditures and carrying out certain exploration work on the claims.

Under the terms of the option agreement Mayan granted to Stallion the sole and exclusive right and option to acquire an undivided 100 percent of the right, title and interest of Mayan in the claim, subject to Mayan receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Stallion must incur exploration expenditures on the claims of a minimum of $35,000, by August 31, 2005; (completed);
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

To date we have spent $27,753 on research and development activities. On September 15, 2005 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their on-site work on September 23, 2005 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program, dated May 08, 2006 has been received and is currently under review. See “Results of Operations” on page 10. No decision has been reached as to further work on the project.

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

The names, tenure numbers, date of recording and expiration date of the claims are as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Bell 1	362113	April 24, 1998	April 24, 2008
Bell 2	362114	April 24, 1998	April 24, 2008
Bell 3	362115	April 24, 1998	April 24, 2008
Bell 4	362116	April 24, 1998	April 24, 2008

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

Our Current and Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the Bell claims to determine if there are commercially exploitable deposits of gold and silver. Mr. R.T. Heard, P. Eng., authored the “Geological Report On The Bell 1-4 Minerals Claims”, dated May 31, 2005, in which he recommended a two-phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine what minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

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

We retained the services of Mr. Heard to complete the first phase of the work program prior to commencement of work on the claims. On September 15, 2006 a crew went to the claim to commence phase I of the planned two phase exploration program. The crew completed their work on September 23, 2006 with samples being sent to a laboratory for geochemical analysis. The report on the phase I work program was dated May 08, 2006 and was received by the Board on May 22, 2006. The report concluded that an anomaly was detected heading off the property and that, therefore, in the opinion of the author, the Bell Claims should be expanded significantly and further exploration work should be carried out on the newly acquired and expanded property. If it is not feasible to expand the Company’s interests, the Bell Property should be abandoned by Stallion as the size of the project as it currently exists would be insufficient to support forward planning and the possibility of finding a potential gold bearing property with future merit. We had $22,544 in cash reserves as of May 31, 2006.

Phase II will not be carried out until later in 2006 and will be contingent upon favourable results from phase I and any specific recommendations of Mr. Heard. If we proceed to phase II, it will consist of acquiring new adjoining claims and initial work on those claims to determine the length and breadth of the detected anomaly and will be directed towards an expansion of the diamond drilling. The second phase may require up to four weeks work and will cost approximately $118,000 as a minimum and a maximum of $268,000 if diamond drilling if completed and will be comprised of filing fees, staking, wages, fees and camp operations, diamond drilling, assays and related. The cost estimate is also based on the May 08, 2006 report by Mr. Heard and is a reflection of local costs for the specified type of work. A further three to six months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

At present, we have no employees, other than Mr. Williams and Mr. Sandher, our officers and directors. Neither Mr. Williams nor Mr. Sandher has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

The common shares of The Stallion Group are quoted on the NASD Over-The-Counter Bulletin Board under the symbol “SGRJ”. The last trade occurred on May 05, 2006 at a price of $1.05.

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On July 31, 2006 the shareholders' list of our common shares showed 52 registered shareholders holding 9,306,500 shares; there are no shares held by broker-dealers. There are 9,306,500 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

No stock options or have been issued and there are no outstanding stock options and Stallion does not have any stock option plans under consideration.

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

Changes in Securities

The Corporation had 9,306,500 shares of common stock issued and outstanding as of May 31, 2006. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation. A certain number of those shares can be resold in compliance with the limitations of Rule 144.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING MAY 31, 2006 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated as The Stallion Group, Inc. in the state of Nevada on January 09, 2004. Since our incorporation, we have been in the business of the exploration and development of a mineral property. Our optioned mining property consists of four mineral claims covering an area of approximately 427 acres. To the date of this report, we have spent $0 on research and development and approximately $27,753 on exploration of the claim.

Results of Operations

Stallion was incorporated on January 09, 2004. Comparative periods for the years ended May 31, 2006, January 09, 2004 (Inception) through May 31, 2005 and January 09, 2004 (Inception) through May 31, 2006 are presented in the following discussion.

Since our inception we have used our common stock to raise money for our optioned mineral acquisition, initial deposit on the first phase exploration program, corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on January 09, 2004 to May 31, 2006 was $106,300 from proceeds received from sales of our common stock.

We have not generated any revenues from any of our operations for the year ended May 31, 2006 or for any prior period.

REVENUES

REVENUE: To date, we have not generated any revenues from our mineral exploration business.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and for an initial deposit on expenses to be incurred during the first phase of the exploration program on our optioned mineral claims. Net cash provided by financing activities in the most recent fiscal year ended May 31, 2006 was $0. In the fiscal year ended May 31, 2005 $69,300 cash was provided by financing activities. From inception on January 09, 2004 to May 31, 2006 $106,300 net cash was provided as a result of proceeds received from sales of our common stock.

On May 31, 2005 we closed the SB-2 prospectus offering having sold 306,500 shares (of a maximum allowed offering of 500,000 shares) at a price of $0.20 per share for gross proceeds of $69,300.

No other shares or warrants or options were issued in the most recent fiscal year.

EXPENSES

SUMMARY – During the year ended May 31, 2006 Stallion incurred operating expenses of $59,304 as compared to $20,353 for the similar period last year and a total of $84,516 for the period from inception on January 09, 2004 to May 31, 2006. The increase in the current year’s spending can be attributed to the Corporation moving forward with its business plan, the conclusion of its SB-2 prospectus financing and the carrying out of the first phase of the exploration program on our mineral property as well as seeking out other projects of merit. The costs incurred can be further subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Stallion has not incurred any expenses for research and development since inception on January 09, 2004.

CONTRIBUTED EXPENSES: $1,400 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended May 31, 2006 while $1,400 was incurred in the period ended May 31, 2005. For the period January 09, 2004 (inception) through May 31, 2006 a total of $3,350 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. These costs remained relatively constant from quarter to quarter and year to year.

The Company’s president contributed office space to the Company for the period presented. The office space was valued at $100 per month based on the market rate in the local area. In addition, the president contributed administrative services to the Company for the period presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $50 per hour based on the level of services performed. Each of these services are reported as contributed administrative services with a corresponding credit to additional paid-in capital. Finally, during the years ended May 31, 2006 and 2005, the Company paid Sylco Investments Ltd. (“Sylco”) $6,107 and $637, respectively, for business promotion and office expenses. Sylco is an affiliate of the Company that is 100% owned by the Company’s president, Gerald W. Williams.

MINERAL EXPLORATION COSTS: $27.753 in mineral exploration costs were incurred for the year ended May 31, 2006; no such costs were incurred in the period ended May 31, 2005. For the period January 09, 2004 (inception) through May 31, 2006 $27.753 was recorded in exploring our optioned projects.

PROFESSIONAL FEES: Stallion incurred $11,675 in professional fees for the fiscal year ended on May 31, 2006 as compared to $5,100 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an SB-2 registration statement and the attendant legal, accounting and filing expenses as well as the formal commencement of our operational business plan. From inception to January 09, 2004 we have incurred $19,275 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on May 31, 2006 and none were incurred in the previous fiscal year which ended on May 31, 2005. From inception to May 31, 2006 nothing has been charged to the compensation account.

OFFICE EXPENSES: $6,837 in office costs were incurred in the past year which ended on May 31, 2006. By comparison, $8,080 was incurred for previous fiscal period ended May 31, 2005. For the period January 09, 2004 (inception) through May 31, 2006 a total of $15,561 has been spent on office related expenses. Office costs increased in the most recent year as the result of our commencement of full time business operations.

ORGANIZATIONAL COSTS: no such costs were incurred in fiscal year under review while $1,160 was incurred for the period ended May 31, 2004 in the initial organizing of Stallion. For the period January 09, 2004 (inception) through May 31, 2006 we have spent a total of $1,160 on organizational expenses.

TRAVEL COSTS: $5,232 in travel expenses were incurred in fiscal year under review while $4,712 was incurred for the period ended May 31, 2005. For the period January 09, 2004 (inception) through May 31, 2006 Stallion has spent a total of $9,944 on travel related costs.

BUSINESS PROMOTION COSTS: $4,492 in business promotion expenses were incurred in fiscal year under review while $792 was incurred for the period ended May 31, 2005. For the period January 09, 2004 (inception) through May 31, 2006 Stallion has spent a total of $5,286 on business promotion and related costs.

OTHER COSTS: $1,913 in other costs were incurred in fiscal year under review while $269 was incurred during the period ended May 31, 2005. For the period January 09, 2004 (inception) through May 31, 2006 Stallion has spent a total of $2,187 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended May 31, 2006 $57,176 in net cash was used as compared to a net gain in cash of $20,666 in the period ended May 31, 2005. A total of $77,810 in net cash has been used for the period from Inception on January 09, 2004 to May 31, 2006. Again the amounts have risen significantly in the most recent year as the result of our commencing full operations, moving ahead with our business plan and completing the first phase work program on the mineral claims.

INTEREST INCOME / EXPENSES: Stallion has neither received nor paid interest since its inception on January 09, 2004.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 - 2006 or from the date of inception.

At the end of the fiscal year under review, May 31, 2006 and as of the date of this report, Stallion had 9,306,500 common shares issued and outstanding.

Stallion continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. At present, we have no employees, other than Messrs. Williams and Sandher, our officers and directors. Neither Mr. Williams nor Mr. Sandher has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee. We otherwise engage required personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consulting.

RESULTS OF OPERATIONS: On September 15, 2006 a crew went to our optioned mineral claim in north-western British Columbia to commence phase I of the planned two phase exploration program. The crew completed their work on September 23, 2006 with samples being sent to a laboratory for geochemical analysis. Mr. R. T. Heard, P. Eng., provided a report to the Corporation on the work carried and the results of the exploration dated May 08, 2006, the substance of which follows.

2005 GEOLOGICAL AND DIAMOND DRILLING PROGRAM (Phase I Exploration Program)

General Statement

The phase I exploration program undertaken between September 15 and 23, 2005 consisted of the establishment of a full grid of the area with permanent posts for future reference, an airborne electromagnetic and magnetic survey of the Bell Claims Property including an area one kilometre north, south, east and west of the claim boundaries, a number of rock, till and geological samples being taken from the property and 500 feet of diamond drilling of five selected targets based on prior exploration.

The overall evaluations of the 2003 and previous exploration programs were generally confirmed with some significant exceptions. Although few mineral values of interest were determined, vein structures were followed off the property to the east and north. The structures were confirmed as being along the north margin of the claim and were continually traced better than one kilometre north and west of the claim boundary.

Phase I Exploration Program Results

Magnetometer and VLF-EM, very low frequency electromagnetic surveys, were used as an aid to mapping and structural interpretation. assisted in locating mineralization and served to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold mineralization may be present or not. Anomalies were evaluated closely and diamond drilled to help in determining their economic potential. In total we completed the following as part of the phase I exploration program:

  Detailed mapping of the claim to gain a better understanding of the structural setting of the mineralization
  All existing data was digitized and maintained in a Global Information System (GIS) database. All future data acquired will be of a standard to be entered into the digital database format.
  Target areas developed from the initial surveys were further screened by prospecting, detailed till sampling or Mobil Metal Ion soil sampling as necessary. Sampling density may be sufficient to identify drill testable targets directly.
  Although no specific targets of interest were generated from the above work additional testing by diamond drilling was carried over five holes and a total depth of 500 feet.

Phase I began by mapping the claim and digitization and Global Information System (GIS) referencing of all existing data on the claim. The GIS referencing system entailed the production of a database whereby all previous known work on the claim (based on information filed with public information bodies such as the British Columbia Department of Mines) was entered into a computer matrix and correlated based on map coordinates. The results of phase I testing were then entered and correlated to historical data which allowed for certain conclusions as to the best targets and areas to explore on future work programs.

Mineralization

The phase I exploration program carried out a small drill program, completing five AQ-sized core drill holes in the area of the original dump, in the north-eastern part of the claim which elongates in a northwesterly direction exposing a quartz zone. The drilling returned no significant mineralization in any of the five holes with the best of the results being:

DDH #	From (m)	To (m)	Width (m)	Silver g/t	Gold g/t
1	54.55	60.61	6.05	7	3
2	48.48	52.42	3.94	2	4
3	75.25	100.1	24.85	5	1

4	47.60	56.70	9.01	3	9
5	38.79	43.63	4.84	15	3.6

During the drill program a new showing was located approximately 400 metres northwest of the area of drilling. A grab sample from the top of a broken vein returned 96 g/t silver and 238 g/t gold.

Hole #3 was drilled to test a down dip extension of the mineralization in drill #2 and failed to show the continuity. Other holes did intersect several mineralized zones and while some continuity was confirmed along strike of the surface showings, it was not demonstrated well down-dip.

The program also included stream and till sampling of the drainages crossing and coming off the mineralization. The streams sampled were juvenile systems with much non-mineralized till contributing to the transported sediments in the creek beds. The results reflect anomalous copper, gold and silver values that are related to mineralization but are erratic in the downstream decay of values, suggesting that there may be substantial contributions of unmineralized material due to fines from talus. The assays were completed by the laboratory firm of Bondar Clegg.

Geophysical Surveys

Comprehensive research of geophysical methods used and results obtained from previous surveys was also carried out as part of the planning process for further work on the claim which were then correlated with the results of the surveys run under this program.

The VLF-Ground Magnetic survey was carried out over the showings and the interpretation suggested that there are three linear magnetic lows running roughly parallel to the surface expression of the mineralization. This was interpreted to mean possible magnetite destruction in the volcanics due to alteration that would reflect some vertical conduits of mineralization through the volcanic pile.

Our survey identified two electromagnetic conductive zones north and west of the current claim. Two small claim blocks were located for subsequent surface surveys; the first of these was undertaken immediately west and north of the western claim boundary and continuing for over one kilometre northwest of the current claim. VLF-EM surveys were completed over a grid consisting of 100 metres spaced north-south lines with instrument readings taken at intervals of 25 metres along the grid lines. An electromagnetic conductor, partially coincident with higher magnetic readings, was found originating in the area of the original dump, heading off to the northwest and quartz vein showings which are exposed in a number of areas.

The second area we investigated was on the north side of the claims. Here, a strong electromagnetic conductor was found to be coincident with high magnetic response over a width of between 15 and 30 metres and an apparent strike length of 350 metres and a width of up to 30 metres. Drilling was recommended but not carried out as the area is outside the current claim boundaries.

Surface geophysical surveys, which included the area of the current claim, were undertaken. The survey grid established for this survey consisted of an east-west baseline (the southern boundary of the current claim follows this baseline) and north-south survey lines at 100 metres intervals. This grid extends more than a kilometre north and east of the claim and the north-south crosslines throughout the grid area extend several hundred metres to the north.

A Max-Min electromagnetic survey, completed over the entire grid area, involved a coil separation of 200 metres and readings of two frequencies (444 Hz and 1777 Hz) were recorded at

14 25 metres intervals along the north-south grid lines. A major, in-phase and out-of-phase crossover on both frequencies was identified on the easternmost grid line, 1 kilometre east of the eastern boundary of the current claim. This is coincident with a known exposure of mineralization in this area. Weaker in- and out-of-phase cross-overs were encountered immediately south of the current claim western boundary and in another area 600 metres further east. The cause of these is not known. A similar weak EM cross-over was detected immediately west of another known sulphide zone at the western limits of the grid some 1200 metres west of the current claim western boundary.

CONCLUSIONS

Although in the past, the Bell property has been shown to contain concentrations of precious metals hosted by and adjacent of flat lying quartz veins, we were not able to duplicate these results under this year’s work program. The reasons could be many and varied and coincident rather than determinate in nature. Veins on the claims and in the area are known to outcrop over a vertical distance in excess of 200 meters with strike lengths over 400 meters. Preliminary sampling by Lacana, Thomas/Baker, Heard and Sterling suggested that the mineralization could approach economic grades over sizeable widths.

In view of the extension of favourable geology well beyond the boundaries of the current claim, the lack of significant results during the phase I work program plus the presence of several gold bearing zones west and north of the claim, it would be in order to acquire additional claims prior to the initiation of further work in the Bell Claims area. The staking of an additional 40 to 50 mining claims extending east, west and north of the current claim is recommended. We would then propose that the added claims be explored in the same manner as the recently completed phase I program. If the staking of additional claims is concluded not to be an option or acquiring the claims or an option over existing claims proves to be onerous, it is recommended that no further work be undertaken and the property abandoned for lack of merit of the claim as presently owned. The failure of the phase I work to duplicate earlier results calls into question the lack of continuity to depth.

RECOMMENDATIONS

          If the Company determines it wishes to continue on with the projected three-phase exploration program, it is proposed that a second phase be comprised of three parts – the staking of additional claims, the continuation of the exploration of the newly acquired claims and diamond drilling on the expanded claim group at a total cost of $462,000 (including what would become phase III) as follows

Phase 2A	Stake an additional 40 to 50 mining claims to the east, west and north of the existing claim; It will required three days to complete at an estimated cost of:

Staking (pickets, paint, flagging etc.)	500
Filing fees	5,000
Wages and fees	10,000
Sub Total	15,500
Contingencies	2,500
Cost for Phase 2A - Staking	$18,000

Phase 2B.

Repeat the phase I general exploration program on the newly acquired claims by establishing a base line with 25-metre stations and cross lines run every 50 metres for 100 metres each side of the baseline, geologically map the grid, and conduct an EM over the grid with readings taken every 25 metres along the lines.

Rock, till and geochemical sample areas determined by the geological and EM surveys. These surveys will require four to five weeks at an estimated cost of:

Grid materials (pickets, paint, flagging etc.)	3,000
Geological and Geochemical supplies	2,000
EM Survey (50 km x $200/km)	10,000
Wages and fees	50,000
Camp equipment, operation	10,000
Assaying	15,000
Sub Total	90,000
Contingencies	10,000
Cost for Phase 2B - Exploration	$100,000

Phase 2C

Continuation of the diamond drilling over selected targets determined from phase 2B. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses. Separate funding for that is not identified here but will be done coincident with the above program and will require one to two weeks to complete at an estimated cost of:

Transportation	5,000
Wages and fees	10,000
Diamond drilling (4000 ft x $20/ft)	80,000
Assaying	16,000
Field costs, including drill fuel ($6.00/ft.)	24,000
Subtotal	135,000
Contingencies	15,000
Total Costs for Phase 2C – Diamond Drilling	$150,000

Phase 2 Summary Costs

Phase 2A – Staking & Related	18,000
Phase 2A – Exploration & Geology	100,000
Phase 2C – Diamond Drilling	150,000
Total Costs for Phase 2	268,000

Although it is recommended that phase 2 be carried out in its entirety, the program broken up over two years such that phase 2A & 2B be completed in the same year. Phase 2C could be postponed for one year depending on available funds.

Phase 3.

The third phase of exploration is contemplated which would continue the diamond drill program if results from the phase 2 program are positive. The cost of the third phase of exploration is estimated to be as follows:

Wages and fees	20,000
Camp equipment, operation	20,000
Diamond drilling (5000 ft x $20/ft)	100,000
Assaying and ICP Analyses	25,000
Camp cook, Industrial First Aid	5,000
Field costs ($6.00/ft)	30,000
Subtotal	200,000
Contingencies	20,000
Total Costs for Phase 3	220,000

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

We have sufficient financial resources to continue operations for the coming fiscal year but do not have the funds required to carry out the next phase of the recommend work program. In Further, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even with the first phase of our exploration program being deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases.

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

Use of Proceeds

Net cash provided by financing activities from inception on January 09, 2004 to May 31, 2006 was $106,300 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Professional Fees	$19,275
Mineral Exploration & Related Fees	27,753
Office Expenses	15,561
Organizational Costs	1,160
Travel Expenses	9,944
Business Promotion	5,286
Miscellaneous Expenses	2,187
Total Use of Proceeds to May 31, 2006	$81,166

Plan of Operation

When Cavalier’s SB-2 registration statement became effective, on February 14, 2005 Stallion became a reporting issuer under the Exchange Act and is subject the reporting requirements of the Exchange Act.

We believe we can satisfy our cash requirements through the fiscal year end of May 31, 2007 through current cash on hand.

For the current fiscal year we will concentrate our efforts on a review of the engineering report provided by Mr. Heard on May 08, 2006 and determine whether we will carry on to phase II of the recommended work program on the Bell minerals claims. We do not plan on completing phase II until later in 2006 or the summer of 2007 if accommodations can be reached with the owner of the claims.

Following industry trends and demands, we are also considering the acquisition of other resource properties. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on May 31, 2006 we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral claim and for corporate expenses. Net cash provided by financing activities for the fiscal year ended May 31, 2006 was $0. By comparison for the similar period last year, we raised $69,300 as the result of proceeds from the sale of common shares. From inception on January 09, 2004 to May 31, 2006 we have been successful in raising $106,300 as a result of proceeds received from sales of our common stock. During the fiscal year ended May 31, 2005 we raised $69,300 through the sale of 306,5000 shares under our Regulation SB-2 prospectus offering. Previously, a further $37,000 was received on the sale of shares pursuant to the sale of 5,000,000 shares of common stock through a Section 4(2) offering in January, 2005 for cash consideration of $5,000 and we issued 4,000,000 shares of common stock through a Regulation S offering in May, 2005 for cash consideration of $32,000.

As of May 31, 2006 our total assets which consist of cash and prepaid expenses amounted to $22,544 ($22,100 in cash and $444 in prepaid expenses) and our total liabilities were $3,800. Working capital stood at $18,744.

For the year ended May 31, 2006 our net loss was $59,304 ($0.0064 per share). The loss per share was based on a weighted average of 9,306,500 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $20,353 and a loss per share of $0.0023 per share based on a weighted average of 8,984,473 shares outstanding. From inception on January 09, 2004 to May 31, 2006 we have incurred a net loss of $84,516.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2006 - 2007. Management projects that we may require $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$ 50,000
Phase 2A & B exploration program	118,000
Phase 2C exploration program	150,000
Working Capital	50,000
Total	$368,000

As at May 31, 2006 we had a working capital surplus of $18,744. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Research and Development

Research costs are expensed as incurred. During the year, $0 (2005 - $0) was incurred on research and development.

Mineral Exploration and Filing Fees

Mineral exploration costs and filing fees related to exploration matters are expensed as incurred. During the year, $27,753 (2005 - $0) was incurred on mineral exploration and related filing fees.

Foreign Currency and Exchange Rates

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Stallion’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At May 31, 2006 the exchange rate was approximately CA $1.12 to US $1.00.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended May 31, 2006. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, LLP, for the audited consolidated financial statements for the year ended May 31, 2006 is included herein immediately preceding the audited financial statements.

THE STALLION GROUP
(An Exploration Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
The Stallion Group:

We have audited the accompanying balance sheet of The Stallion Group as of May 31, 2006 and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended May 31, 2006 and 2005, and for the period January 9, 2004 (inception) through May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Stallion Group as of May 31, 2006, and the results of its operations and its cash flows for the years ended May 31, 2006 and 2005, and for the period January 9, 2004 (inception) through May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
July 11, 2006

THE STALLION GROUP
(An Exploration Stage Company)
Balance Sheet May 31, 2006

Assets
Current assets:
Cash	$22,100
Prepaid expenses	444
Total current assets	$22,544

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued liabilities	$3,800
Total current liabilities	3,800

Shareholders’ equity (Note 2):
Common stock, $.001 par value; 200,000,000 shares authorized,
9,306,500 shares issued and outstanding	9,307
Additional paid-in capital	92,843
Cumulative translation adjustment	1,110
Accumulated deficit	(84,516)
Total shareholders’ equity	18,744
$22,544

See accompanying notes to financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Statements of Operations

			January 9,
			2004
			(Inception)
	For The Years Ended		Through
	May 31,		May 31,
	2006	2005	2006
Expenses:
Contributed rent (Note 2)	$1,200	$1,200	$2,900
Contributed administrative support (Note 2)	200	200	450
Mineral exploration and filing fees (Note 3)	27,753	—	27,753
Professional fees	11,675	5,100	19,275
Office (Note 2)	6,837	8,080	15,561
Organization costs	—	—	1,160
Travel	5,232	4,712	9,944
Business promotion (Note 2)	4,494	792	5,286
Other	1,913	269	2,187
Total expenses	59,304	20,353	84,516

Loss before income taxes	(59,304)	(20,353)	(84,516)

Income tax provision (Note 4)	—	—	—

Net loss	$(59,304)	$(20,353)	$(84,516)

Basic and diluted loss per share	$(0.01)	(0.00)

Basic and diluted weighted average
common shares outstanding	9,306,500	8,984,473

See accompanying notes to financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Statement of Changes in Shareholders' Equity

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income/(Loss)	Total
Balance at January 9, 2004 (inception)	—	$—	$—	$—	$—	$—

February 2004, common stock sold to an
officer ($.001/share) (Note 2)	5,000,000	5,000	—	—	—	5,000
April 2004 through May 2004, common
stock sold in private placement offering
($.01/share) (Note 4)	3,200,000	3,200	28,800	—	—	32,000
Office space and administrative support
contributed by an officer (Note 2)	—	—	550	—	—	550
Net loss, period ended May 31, 2004	—	—	—	(4,859)	—	(4,859)

Balance at May 31, 2004	8,200,000	8,200	29,350	(4,859)	—	32,691

June 2004, common stock sold in
private placement offering
($.01/share) (Note 4)	800,000	800	7,200	—	—	8,000
May 2005, common stock sold in
public offering, net of offering costs
of $7,500 ($.20/share)(Note 4)	306,500	307	53,493			53,800
Office space and administrative support
contributed by an officer (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended May 31, 2005	—	—	—	(20,353)	—	(20,353)
Cumulative translation adjustment	—	—	—	—	(387)	(387)
Comprehensive loss	—	—	—	—	—	(20,740)

Balance at May 31, 2005	9,306,500	9,307	91,443	(25,212)	(387)	75,151

Office space and administrative support
contributed by an officer (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended May 31, 2006	—	—	—	(59,304)	—	(59,304)
Cumulative translation adjustment	—	—	—	—	1,497	1,497
Comprehensive loss	—	—	—	—	—	(57,807)

Balance at May 31, 2006	9,306,500	$9,307	$92,843	$(84,516)	$1,110	$18,744

See accompanying notes to financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Statements of Cash Flows

			January 9,
			2004
			(Inception)
	For The Years Ended		Through
	May 31,		May 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(59,304)	$(20,353)	$(84,516)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by an officer (Note 2)	1,400	1,400	3,350
Changes in operating assets and liabilities:
Prepaid expenses	(72)	(372)	(444)
Indebtedness to related parties	—	(1,841)	—
Accrued liabilities	800	500	3,800
Net cash used in
operating activities	(57,176)	(20,666)	(77,810)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	69,300	106,300
Payment of offering costs	—	(7,500)	(7,500)
Net cash provided by
financing activities	—	61,800	98,800

Effect of exchange rate changes on cash	1,497	(387)	1,110

Net change in cash	(55,679)	40,747	22,100

Cash, beginning of period	77,779	37,032	—

Cash, end of period	$22,100	$77,779	$22,100

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2006.

Financial Instruments
At May 31, 2006, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Mineral Interests
Mineral interest acquisition costs include cash consideration and the estimated fair value of common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

The Stallion Group
(An Exploration Stage Company)
Notes to Financial Statements

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

Earnings (loss) per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At May 31, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

The Stallion Group
(An Exploration Stage Company)
Notes to Financial Statements

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

During the years ended May 31, 2006 and 2005, the Company paid Sylco Investments Ltd. (“Sylco”) $6,107 and $637, respectively, for business promotion and office expenses. Sylco is an affiliate of the Company that is 100% owned by the Company’s president.

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

A $7,964 (CDN$10,000) deposit was made on Phase I of the work program on the claims in June 2005 and a final payment of $19,789 (CDN$23,280) was made on Phase I in October 2005. The Company’s initial exploration expenditure requirements were deemed to have been met in accordance with the option agreement following the two payments.

During May 2006, the Company received the engineering report on the first phase of the property’s exploration, which included the following recommendations:

If the Company determines that it should continue with the projected three-phase exploration program, the second phase should be comprised of three parts:

Phase 2A	Stake an additional 40 to 50 claims to the east, west, and north of the existing claim (estimated cost of CDN$18,000).

The Stallion Group
(An Exploration Stage Company)
Notes to Financial Statements

Phase 2B	Repeat the Phase 1 general exploration program on the newly acquired claims (estimated cost of CDN$100,000).

Phase 2C	Conduct diamond drilling over selected targets determined from Phase 2B (estimated cost of CDN$150,000).

Phase 3 of exploration would continue the diamond drill program if results from Phase 2 are positive (estimated cost of CDN$220,000).

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

Between February and May 2005, the Company offered for sale a minimum of 250,000 shares and a maximum of 500,000 shares of its common stock at a price of $0.20 per share. The Company closed the offering after selling 306,500 shares for gross proceeds of $53,800, net of $7,500 offering costs. The offering was made under an SB-2 offering registered by Regulation S-B under the United States Security Act of 1933, as amended.

(5)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	For the Years Ended
	May 31,
	2006	2005
U.S. statutory federal rate	16.37%	15.00%
Contributed rent and services	-0.39%	-1.03%
Net operating loss for which no tax
benefit is currently available	-15.98%	-13.97%
	0.00%	0.00%

	May 31,
	2006
Deferred tax assets	$12,965
Deferred tax liabilities	-
Valuation allowance	(12,965)
	$-

At May 31, 2006, deferred tax assets consisted of a net tax asset of $12,965, due to operating loss carryforwards of $81,166, which was fully allowed for, in the valuation allowance of $12,965. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended May 31, 2006 and 2005 totaled $9,476 and $2,843, respectively. The net operating loss carryforward expires through the year 2026.

The Stallion Group
(An Exploration Stage Company)
Notes to Financial Statements

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

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of May 31, 2006, the end of the year to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of Stallion’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President. Based upon that evaluation, our President concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors, which could affect internal controls.

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

We do not have an audit committee currently but one will be appointed as the current year progresses; however, the board committee that performed the equivalent functions of an audit committee was comprised of our President, Gerald W. Williams and our Treasurer, Kulwant Sandher. Only Mr. Sandher has been determined to be an “audit committee financial expert”. The committee reviewed and discussed the audited financial statements with management and with the current Board of Directors. The committee has discussed with the independent auditors all matters required to be discussed. The committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

Item 8B. Other Information

Code of Ethics

The Board of Directors on June 15, 2005 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. The Code of Business Conduct and Ethics has been filed with this annual report as an exhibit and a copy is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (604) 597-0028 or write to 5728 - 125A Street, , Surrey, B.C. V3X 3G8.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Gerald W. Williams	President, Secretary and Director	56	January 09, 2004
Kulwant Sandher	Treasurer and Director	45	April 17, 2006
Christopher Paton-Gay	Chairman of Board of Directors	48	July 10, 2006

Business Experience

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Mr. Williams, spent approximately 15% of his time (approximately 9 hours per week) on the affairs of Stallion. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same. We further expect Mr. Sandher to spend approximately 15% of his time (9 hours per week) and Mr. Paton-Gay to spend approximately 5% of his time (3 hours per week) on the affairs of Stallion during the coming year.

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

Kulwant Sandher, a director since April 17, 2006 also serves as Treasurer of Stallion. Mr. Sandher is a chartered accountant in private practice since 1988. He also sits on the board of directors of a private corporation and acts as a consultant to various companies.

Christopher Paton-Gay, has been a director since July 10, 2006 and serves as Chairman of the Board of Directors. Mr. Paton-Gay has been active in the oil and gas industry in Canada and the United States since 1986. He has founded two private petroleum based companies and has sat on a number of public sector governance boards and was one of the founding directors of the Explorers and Producers Association of Canada.

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

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended May 31, 2006 or 2005. An affiliate of Stallion provided office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Stallion during the year ended May 31, 2006 at a deemed amount of $200. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our company received annual salary and/or bonus. During the years ended May 31, 2006 and 2005, the Company paid Sylco Investments Ltd. (“Sylco”) $6,107 and $637, respectively, for business promotion and office expenses. Sylco is an affiliate of the Company that is 100% owned by the Company’s president.

During the year ended May 31, 2006 we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended May 31, 2006 and there were no stock options or stock appreciation rights outstanding on May 31, 2006.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.

The following table sets forth, as of July 31, 2006, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Gerald W. Williams	5,000,000	53.73%
Directors and Officers (as a group)	5,000,000	53.73%

(1)

Based on 9,306,500 shares outstanding as of July 31, 2006 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

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

In January, 2005 we issued a total of 5,000,000 shares of restricted common stock to our president and chief executive officer, Gerald W. Williams. The fair market value of the shares, $5,000, was paid in cash.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended May 31, 2006:

  April 25, 2006 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – On April 17, 2006, the Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee approved the appointment of Mr. Kulwant Sandher as a director of the Corporation and as the Corporation’s Treasurer and Chief Financial Officer.

  August 01, 2006 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – On July 10, 2006, the Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee approved the appointment of Mr. Christopher Paton-Gay as a director of the Corporation and his appointment to the position of Chairman of the Board of Directors.

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

Item 14. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $3,000 as compared to $2,000 for the similar period of the preceding fiscal year and for the period from inception on January 09, 2004 to May 31, 2005 the amount was approximately $8,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $0 versus $0 for the similar period last year and for the period from inception on January 09, 2004 to May 31, 2006 the amount was approximately $0.

Tax Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on January 09, 2004 to May 31, 2005 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on January 09, 2004 to May 31, 2005 the amount was approximately $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE STALLION GROUP
(Registrant)

By: /s/ “Gerald W. Williams”

Gerald W. Williams, President, Secretary and Director (Principal Executive Officer, Chief Executive Officer)

Date: August 03, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ “Gerald W. Williams”

Gerald W. Williams, President, Secretary (Principal Executive Officer, Chief Executive Officer) and Member of the Board of Directors

By: /s/ “Kulwant Sandher”

Kulwant Sandher, Treasurer (Principal Financial Officer and Chief Financial Officer) and Member of the Board of Directors

Date: August 03, 2006