Form 10QSB
period 2006-08-31
STALLION GROUP
filed 2006-10-13
CIK 1285894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2006

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [ ☑ ]     No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,306,500 shares of Common Stock as of October 4, 2006.

Transitional Small Business Format.   Yes [  ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
August 31, 2006
	August, 31	May, 31
	2006	2006
	Unaudited	audited
ASSETS

Current assets:

Cash	$149,522	$22,100
Prepaid expense	3,167	444

Total current assets	152,689	$22,544

Oil and gas properties (Note 2)	300,000	-

TOTAL ASSETS	$452,689	$22,544

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	2,343	-
Accrued liabilities	5,300	3,800
Shares subscription received	447,520	-

Total current liabilities	$455,163	$3,800

Shareholders' equity (Note 3)

Common stock, $0.001 par value; 200,000,000 shares authorized,
9,306,500 shares issued and outstanding	9,307	9,307

Additional paid-in capital	92,843	92,843

Cumulative translation adjustment	741	1,110

Accumulated deficit	(105,365)	(84,516)

Total shareholders' equity	(2,474)	18,744

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$452,689	$22,544

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			January 9, 2004
			(Inception)
	Three Months Ended		Through
	August 31,		August 31,
	2006	2005	2006
Expenses

Contribute rent	$-	$300	$2,900
Contribute administrative support	-	50	450
Mineral exploration and filing fees (Note 4)	673	-	28,426
Professional fees (Note 3)	10,081	3,100	29,356
Office and miscellaneous (Note 3)	6,306	3,529	21,867
Organization costs	-	-	1,160
Travel	1,576	521	11,520
Business promotion (Note 3)	1,823	1,472	7,109
Other	390	249	2,577

Total expenses	20,849	9,221	105,365

Loss before income taxes	(20,849)	(9,221)	(105,365)

Income tax provision (Note 5)	-	-	-

Net loss for the period	$(20,849)	$(9,221)	$(105,365)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	9,306,500	9,306,500	8,375,410

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

Cumulative
Translation
Adjustment
	Common Stock		Additional		Other	Total
		Par	Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity

Balance, May 31, 2006	9,306,500	$9,307	$92,843	$(84,516)	$1,110	$18,744

Comprehensive loss:
Net loss for period ended August 31, 2006	-	-	-	(20,849)	-	(20,849)
Cumulative translation adjustment	-	-	-	-	(369)	(369)
Comprehensive loss:	-	-	-	-	-	(21,218)

Balance, August 31, 2006	9,306,500	$9,307	$92,843	$(105,365)	$741	$(2,474)

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			January 9, 2004
			(Inception)
	Three Months Ended		Through
	August 31,		August 31,
	2006	2005	2006
Cash flows provided by (used) by operating activities:

Net loss for the period	$(20,849)	$(9,221)	$(105,365)

Adjustments to reconcile net loss to net cash used in operating activities:
Office space and administrative support contributed by an officer	-	350	3,350
Changes in operating assets and liabilities:
Prepaid expenses	(2,723)	(7,839)	(3,167)
Accounts payable	2,343	-	2,343
Accrued liabilities	1,500	1,000	5,300

Net cash used by operating activities	(19,729)	(15,710)	(97,539)

Cash flows used by investing activities:

Oil and gas properties acquisition (Note 2)	(300,000)	-	(300,000)

Net cash used by investing activities	(300,000)	-	(300,000)

Cash flows provided by financing activities:

Proceeds from sales of common stock	-	-	106,300
Payment of offering costs	-	-	(7,500)
Shares subscription received	447,520	-	447,520

Net cash provided by financing activities	447,520	-	546,320

Effect of exchange rate changes on cash	(369)	3,535	741

Increase (Decrease) in cash and cash equivalents	127,422	(12,175)	149,522

Cash and cash equivalents, beginning of period	22,100	77,779	-

Cash and cash equivalents, end of period	$149,522	$65,604	$149,522

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes (Note 5)	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to condensed financial statements

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2006 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto.  The Company is in the exploration stage in accordance with Industry Guide 7.  On May 31, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in Qmineca Mining District, British Columbia, Canada.  (see Note 4).

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

NOTE 2: OIL AND GAS PROPERTIES

On August 2, 2006, the Company agreed to participate in the two proposed drilling programs to be conducted by Griffin & Griffin Exploration, L.L.C., thirty percent of which shall be funded by the Company.  On August 21, 2006, the Company paid an amount of $300,000 to Griffin & Griffin Exploration, L.L.C.  The Memorandum with Griffin & Griffin Exploration L.L.C. provides for the following payments;

1.

On or before October 1, 2006 the Company shall pay $600,000 for further development of prospects on lands of interest in Mississippi and Louisiana.

2.

On or before November 1, 2006 the Company shall pay $300,000 for further development of prospects on lands of interest in Mississippi and Louisiana.

NOTE 3: RELATED PARTY TRANSACTIONS

During the period ended August 31, 2006, the Company paid Sylco Investment Ltd. (“Sylco”) $3,853, for business promotion and office expenses.  Sylco is an affiliate of the Company that is 100% owned by the Company’s president.

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 3: RELATED PARTY TRANSACTIONS (continued)

During the period ended August 31, 2006, the Company paid Hurricane Corporate Services Ltd. (“Hurricane”) $11,375, for accounting and administrative services. Hurricane is owned by the directors of the Company.

In February 2004, the Company sold 5,000,000 shares of its restricted common stock to its president for $5,000 ($0.001/share).

NOTE 4: OPTION ON UNPROVEN MINERAL INTERESTS

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

During May 2006, the Company received the engineering report on the first phase of the property’s exploration, which included the following recommendations:

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 4: OPTION ON UNPROVEN MINERAL INTERESTS (continued)

If the Company determines that it should continue with the projected three-phase exploration program, the second phase should be comprised of three parts:

Phase 2A

Stake and additional 40 to 50 claims to the east, west, and north of the existing claim (estimated cost of CDN$18,000).

Phase 2B

Repeat the Phase 1 general exploration program on the newly acquired claims (estimated cost of CDN$100,000).

Phase 2C

Conduct diamond drilling over selected targets determined from Phase 2B (estimate cost of CDN$150,000).

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

Stallion is an exploration stage company. There is no assurance that commercially viable mineral and/or oil and natural gas deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

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

Overview

We were incorporated in the State of Nevada on January 09, 2004 as The Stallion Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 604 – 700 West Pender Street, Vancouver, British Columbia V6C 1G8. Our telephone number is (604) 662-7901. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for minerals including natural gas, oil and gold. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

Mississippi Prospect

On August 2nd, 2006 the Company entered into a Memorandum between Griffin & Griffin Exploration LLC (G&G) that proposes two drilling programs that will be conducted by G&G.  The company’s share of all costs will be 30%, which will entitle the Company to share in the following royalty arrangement;

1.

Wilcox wells.

I.

G&G will be entitled to receive 25% of all net revenues

II.

The Company will be entitled to receive it pro-rata share (23%) of seventy-five percent (75%) of all net revenues.

III.

In the event that the first exploration well establishes commercial production, then any offsetting well within the limits of the same reservoir, at the option of G&G, will be at the cost of G&G; or, provide the Company an opportunity to participate at its pro-rata share in 100% of all net revenues until all costs, including costs associated to establish commercial production, before payout (BPO), after which G&G will be entitled to its 25% working interest after payout (APO).

2.

Frio wells.

I.

G&G will be entitled to 20% of all net revenues;

II.

The Company will be entitled to receive its pro-rata share (24%) of eighty percent of all net revenues.

The total costs associated with the above program are $1,200,000 and are described below;

a.

The Company’s pro-rata share of $1,000,000 paid by August 15, 2006 which amounted to $300,000.

b.

On or before October 1, 2006 the company’s pro-rata share of $2,000,000 amounting to $600,000 which will be used to further the development of prospects on lands of interest in Mississippi and Louisiana.

c.

On or before November 1, 2006 the Company pro-rata share of $1,000,000 amounting to $300,000 which will be used to further the development of prospects on lands of interest in Mississippi and Louisiana.

Risks

At present we do not know whether or not the exploration wells contain commercially exploitable reserves of oil and/or natural gas or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of oil and/or natural gas. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete our exploration plan, we would have to cease operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration is successful and commercial quantities of minerals are discovered we will require a significant amount of additional funds to ensure commercial production. Should we be unable to raise the additional funds required, we would be unable to continue economic operations and may have to either sell our working interest to a third party or would have to cease operations.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employees are Gerald W. Williams, President and director; Christopher Paton-Gay, Chairman/CEO and director and Kulwant Sandher, Chief Financial Officer and director.

At present, we have no other employees, other than our officers and directors. Neither Mr. Williams, Mr. Paton-Gay or Mr. Sandher has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

We intend to hire geologists, engineers, operators and excavation subcontractors on an as needed basis. We have entered into an operating agreement with Griffin & Griffin LLC to provide drilling and exploration services for the Company’s Mississippi’s play and  it is our intention to retain Mr. Heard as senior geological consultant. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Offices

Our offices are located at 604 – 700 West Pender Street, B.C. Canada V6C 1G8. Currently, these facilities are provided to the Company by Hurricane Corporate Services Ltd., a company owned by two directors.  The costs regarding accounting, office, secretarial and consulting services are paid on a fixed amount per month.

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the three months ended August 31, 2006, August 31, 2005 and January 09, 2004 (inception) through August 31, 2006 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 09, 2004 to February 28, 2006 was $546,320 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended August 31, 2006. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2006 was $0 ($0 for the quarter ended August 31, 2005 and $0 for the period from inception to August 31, 2006). For the three month periods ended August 31, 2006 and August 31, 2005, the comparative numbers were $0 and $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended August 31, 2006 was $447,520 as compared to $0 for the quarter ended August 31, 2005 and $546,320 received for the period from inception on January 09, 2004 through to and including August 31, 2006.

EXPENSES

SUMMARY – Total expenses increased to $20,849 in the quarter ended August 31, 2006 from $9,221 in the previous quarter ended August 31, 2005. A total of $105,365 in expenses has been incurred since inception on January 09, 2004 through August 31, 2006. The increase in operating costs was caused by the following;

1.

Professional Fees.  An increase in professional fees was caused by the Company’s contract with a third party accounting and preparation company.  This company charges Stallion for the preparation of monthly financial statements, daily bookkeeping and office facilities.

2.

Office and Miscellaneous.  An increase in these costs was caused by the Company’s share in office facilities at its new location.

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

Plan of Operation

Stallion believes it can satisfy its cash requirements for the current fiscal year end of May 31, 2007, only by raising additional capital through private placements, equity financing, loans or the like. As of August 31, 2006, we had $145,046 in unallocated working capital.

The Company is changing its focus from a gold exploration company to a Company that is targeting natural gas and oil exploration.  For the remainder of the current fiscal year to May 31, 2007, the Company will pursue its working interest obligations in the Mississippi.  The Company will fund its obligations through issuing equity capital by way of private placements.

If it turns out that we have not raised enough money to complete our natural gas and oil exploration program, we will try to raise the funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the exploration and we would retain a carried interest. At the present time, there is no assurance that we would be able to raise money in the future. If we need additional money and can't raise it, we will have to suspend operations.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2005 – 2006.

As at August 31, 2006, we had a working capital surplus of $145,046. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to August 31, 2006 was $546,320 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,500 shares at a price of $0.20 under a Regulation SB-2 prospectus offering to a total of 43 placees.  During the quarter ending August 31, 2006, the Company raised $447,520 via an issuance of shares at $0.60.  However the shares have not been issued as at the balance sheet date.

As of August 31, 2006, our total assets which consist entirely of cash and prepaid expenses amounted to $152,689 and our total liabilities were $7,643. Working capital stood at $145,046.

For the quarter ended August 31, 2006, the net loss was $20,849 ($0.002 per share). The loss per share was based on a weighted average of 9,306,500 common shares outstanding. For the same period ended August 31, 2005, the corresponding number was a loss of $9,221 ($0.001) based on 9,306,500 shares outstanding.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2006. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2.

Changes in Securities

Stallion had 9,306,500 shares of common stock issued and outstanding as of October 4, 2006. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5.

Other Information

Common Stock

During the three - month period ended August 31, 2006, no shares of common stock were issued.  However, funds were raised via a private placement, but no shares were issued until after the quarter end. As of August 31, 2006, there were 9,306,500 shares issued and outstanding and as of October 4, 2006 there were 9,306,500 shares outstanding.

Options

No options were granted during the three-month period ending August 31, 2006.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2006: NONE

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

The Stallion Group

(Registrant)

Date: October 11, 2006

BY:

/s/

“Gerald W. Williams”

Gerald W. Williams, President, Secretary, Treasurer and a Member of the Board of Directors

CERTIFICATION PURSUANT TO SECTION 302

I, Gerald W Williams, certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of The Stallion Group;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of circumstances under which such statements were made, nor misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods represented in this report;

4. The small business issuer's registrant's sole certifying officer, I, am responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-14 and 15d-14 13a-15(f) and 15d-15(f)] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Designed such internal control over financial reporting, or causes such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's sole certifying officer, I, have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: October 11, 2006

By:

/s/Gerald W Williams

Gerald W Williams

President

 CERTIFICATION PURSUANT TO SECTION 302

I, Christopher Paton-Gay, certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of The Stallion Group;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of circumstances under which such statements were made, nor misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods represented in this report;

4. The small business issuer's registrant's sole certifying officer, I, am responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-14 and 15d-14 13a-15(f) and 15d-15(f)] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Designed such internal control over financial reporting, or causes such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's sole certifying officer, I, have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: October 11, 2006

By:

/s/Christopher Paton-Gay

Christopher Paton-Gay

Chairman/CEO

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended August 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Kulwant Sandher, Director/CFO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 11, 2006

/s/ Kulwant Sandher

Kulwant Sandher

Director/ CFO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended August 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, CEO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 11, 2006

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Chairman /CEO