Form 10QSB
period 2006-11-30
STALLION GROUP
filed 2007-01-16
CIK 1285894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2006

[    ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission file number:  333-118360

THE STALLION GROUP

(Exact name of small business issuer in its charter)

Nevada	98-0429182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

604 – 700 West Pender Street Vancouver, British Columbia	V6E 1G8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (604) 597-0028

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  32,572,080 shares of Common Stock as of January 9, 2007.

Transitional Small Business Format.   Yes [  ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Balance Sheet
November 30, 2006
	November 30,	May 31,
	2006	2006
	Unaudited	Audited
ASSETS

Current assets:

Cash and cash equivalents	403,563	22,100
Other receivable	1,841	-
Prepaid expense	4,942	444

Total current assets	$410,346	$22,544

Capital assets, net	3,992	-

Oil and gas properties (Note 2)
Unproved property	900,000	-

TOTAL ASSETS	$1,314,338	$22,544

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable	134	-
Accrued liabilities	1,500	3,800
Due to related party	7,000	-
Shares subscription received	897,280	-

Total current liabilities	$905,914	$3,800

Shareholders' equity (Note 5)

Common stock, $0.001 par value; 600,000,000 shares authorized at November 30, 2006
(and 600,000,000 shares authorized at May 31, 2006),
32,572,080 shares issued and outstanding at November 30, 2006
(and 27,919,500 shares issued and outstanding at May 31, 2006)	32,573	27,920

Additional paid-in capital	561,973	74,230

Cumulative translation adjustment	186	1,110

Accumulated deficit	(186,308)	(84,516)

Total shareholders' equity	408,424	18,744

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,314,338	22,544

 See accompanying notes to the condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
					January 9, 2004
					(Inception)
	Three Months Ended		Six Months Ended		Through
	November 30,		November 30,		November 30,
	2006	2005	2006	2005	2006
Expenses

Contribute rent	-	300	-	600	2,900
Contribute administrative support	-	50	-	100	450
Consulting (Note 3)	39,800	-	39,800	-	39,800
Depreciation	182	-	182	-	182
Investor relations services	5,071	-	5,071	-	5,071
Mineral exploration and filing fees (Note 4)	3,377	27,753	4,050	27,753	31,803
Professional fees (Note 3)	18,404	2,300	28,485	5,400	47,760
Office and miscellaneous (Note 3)	11,943	2,434	18,249	5,963	33,810
Organization costs	-	-	-	-	1,160
Travel	4,016	-	5,592	521	15,536
Business promotion (Note 3)	42	726	1,865	2,198	7,151
Other	956	-	1,346	249	3,533

Total expenses	83,791	33,563	104,640	42,784	189,156

Loss for the period before other income
and income taxes	(83,791)	(33,563)	(104,640)	(42,784)	(189,156)

Other income
Interest income	2,848	-	2,848	-	2,848

Income tax provision (Note 6)	-	-	-	-	-

Net loss for the period	$(80,943)	$(33,563)	$(101,792)	$(42,784)	$(186,308)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)

Basic and diluted weighted average
common shares outstanding	32,572,080	27,919,500	30,894,100	27,919,500	25,882,422

See accompanying notes to the condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

					Cumulative
					Translation
					Adjustment
	Common Stock		Additional		Other	Total
		Par	Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity

Balance, May 31, 2006	27,919,500	27,920	74,230	(84,516)	1,110	18,744

Common stock sold to a director at
$0.1 per share (post forward split)	180,000	180	17,820	-	-	18,000
on September 14, 2006

Issuance of common stock for cash at
$0.1 per share (post forward split)
on October 17, 2006	4,472,580	4,473	442,785	-	-	447,258

200,000 option granted to a director	-	-	27,138	-	-	27,138

Comprehensive loss:
Net loss for period ended
November 30, 2006	-	-	-	(101,792)	-	(101,792)

Cumulative translation adjustment	-	-	-	-	(924)	(924)
Comprehensive loss:						(102,716)

Balance, November 30, 2006	32,572,080	$32,573	$561,973	$(186,308)	$186	$408,424

See accompanying notes to the condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			January 9, 2004
			(Inception)
	Six Months Ended		Through
	November 30,		November 30,
	2006	2005	2006
Cash flows provided (used) by operating activities:

Net loss for the period	$(101,792)	$(42,784)	$(186,308)

Adjustments to reconcile net loss to net cash used in operating activities:
Office space and administrative support contributed by an officer	-	700	3,350
Stock based compensation	27,138	-	27,138
Depreciation	182	-	182

Changes in operating assets and liabilities:
Other receivable	(1,841)	-	(1,841)
Prepaid expenses	(4,498)	372	(4,942)
Accounts payable	134	-	134
Accrued liabilities	(2,300)	(2,000)	1,500
Due to related party	7,000	-	7,000

Net cash used by operating activities	(75,977)	(43,712)	(153,787)

Cash flows used by investing activities:

Oil and gas properties acquisition (Note 2)	(900,000)	-	(900,000)
Purchase of furniture and computer equipment	(4,174)	-	(4,174)

Net cash used by investing activities	(904,174)	-	(904,174)

Cash flows provided (used) by financing activities:

Proceeds from sales of common stock	465,258	-	571,558
Payment of offering costs	-	-	(7,500)
Shares subscription received	897,280	-	897,280

Net cash provided by financing activities	1,362,538	-	1,461,338

Effect of exchange rate changes on cash	(924)	1,483	186

Increase (Decrease) in cash and cash equivalents	381,463	(42,229)	403,563

Cash and cash equivalents, beginning of period	22,100	77,779	-

Cash and cash equivalents, end of period	$403,563	$35,550	$403,563

See accompanying notes to the condensed financial statements

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Condensed Financial Statements

November 30, 2006

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

a)

Development Stage Activities

The Company is a development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States.

The Company is subject to several categories of risk associated with its development stage activities.  Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk.  Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Condensed Financial Statements

November 30, 2006

(Unaudited)

b)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $186,308 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

c)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows therefrom (see “Supplemental Oil and Gas Disclosures – Unaudited”).

d)

Natural Gas and Oil Properties

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”).  Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.  Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis.  Unevaluated oil and

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Condensed Financial Statements

November 30, 2006

(Unaudited)

gas properties are assessed at least annually for impairment either individually or on an aggregate basis.  The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues from proved reserves discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.  These properties are included in the amortization pool immediately upon the determination that the well is dry.

e)   Natural Gas and Oil Properties

Unproved properties consist of lease acquisition costs and costs on well currently being drilled on the properties.  The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.

NOTE 2: OIL AND GAS PROPERTIES

On August 2, 2006, the Company agreed to participate in the two proposed drilling programs to be conducted by Griffin & Griffin Exploration, L.L.C., thirty percent of which shall be funded by the Company.  On August 21, 2006, the Company paid an amount of $300,000 to Griffin & Griffin Exploration, L.L.C.   The Memorandum with Griffin & Griffin Exploration L.L.C. provides for the following payments:

1.

On or before October 1, 2006 the Company shall pay $600,000 for further development of prospects on lands of interest in Mississippi and Louisiana.

2.

On or before November 1, 2006 the Company shall pay $300,000 for further development of prospects on lands of interest in Mississippi and Louisiana.

Due to delays in drilling and agreement with the operator, the Company paid $600,000 on November 16, 2006 and will pay $300,000 on before January 31, 2007.

NOTE 3: RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2006, the Company paid Sylco Investment Ltd. (“Sylco”) $3,853, for business promotion and office expenses.  Sylco is an affiliate of the Company that is 100% owned by the Company’s president.

During the three month ended November 30, 2006, the Company paid Hurricane Corporate Services Ltd. (“Hurricane”) $8,597 for accounting and administrative services and $5,662 for CFO services.  Hurricane is owned by the two directors of the Company.

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Condensed Financial Statements

November 30, 2006

(Unaudited)

During the three month ended November 30, 2006, the Company accrued $7,000 of consulting fee to the Chairman of the Company.

In February 2004, the Company sold 5,000,000 shares of its restricted common stock to its president for $5,000 ($0.001/share).

In September 2006, the Company sold 180,000 shares of common stock to its director for $18,000 ($0.1/share).

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

November 30, 2006

(Unaudited)

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

NOTE 5: SHAREHOLDERS’ EQUITY

(a)

A Forward Stock Split

On September 27, 2006 the Company amended its Articles of Incorporation through the implementation of a forward split of the Company’s Common Stock on the basis of three (3) new shares for each old share, based on a resolution of the Directors dated August 31, 2006 and a consent resolution of the shareholders dated September 8, 2006 signed by the holders of greater than 51% of the issued and outstanding shares of the Company.  Prior to the split, the Company had 9,306,500 shares outstanding; post forward split, there will be 27,919,500 shares issued.

(b)

Authorized Stock

After a forward split, the amount of the total authorized capital stock of the Company is six hundred thousand dollars ($600,000) consisting of six hundred million (600,000,000) shares of common stock of the par value of $0.001 each all of the shares of the Company being of the same class and without preference or distinction.

(c)

Share Issuances

The Company has received paid subscriptions for 1,550,860 common shares at $0.3 in August 2006 prior to the split; post forward split, there are 4,652,580 shares issued

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Condensed Financial Statements

November 30, 2006

(Unaudited)

for $465,258 ($0.1/share).  The share certificates were issued on October 17, 2006.  The warrants price of the share was $0.6 prior to the split and $0.2 post forward split.

NOTE 6: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

NOTE 7: STOCK OPTIONS

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $27,138 was recorded during the three months ended November 30, 2006 related to options granted during the three months ended November 30, 2006, but vested during the three months ended November 30, 2006.

The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Granted Exercised Balance outstanding, November 30, 2006	200,000 0	0.75 0.00
	200,000	$ 0.75

The following table summarized information about the stock options outstanding at November 30, 2006:

                                   OPTIONS OUTSTANDING

                   OPTIONS EXERCISABLE

EXERCISE PRICE	NUMBER OF SHARES	REMAINING CONTRACTUAL LIFE (YEARS)	NUMBER OF SHARES
$ 0.75	200,000	3	0

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

b.

On or before November 16, 2006 the company’s pro-rata share of $2,000,000 amounting to $600,000 which will be used to further the development of prospects on lands of interest in Mississippi and Louisiana.

c.

On or before January 31, 2007 the Company pro-rata share of $1,000,000 amounting to $300,000 which will be used to further the development of prospects on lands of interest in Mississippi and Louisiana.

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

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the three months ended November 30, 2006, November 30, 2005 and January 09, 2004 (inception) through November 30, 2006 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 09, 2004 to November 30, 2006 was $594,546 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended November 30, 2006. To date, we have not generated any revenues from our mineral exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended November 30, 2006 was $0 ($0 for the quarter ended November 30, 2005 and $0 for the period from inception to November 30, 2006). For the six month periods ended November 30, 2006 and November 30, 2005, the comparative numbers were $0 and $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended November 30, 2006 was $915,280 as compared to $0 for the quarter ended August 31, 2005 and $1,491,826 received for the period from inception on January 09, 2004 through to and including August 31, 2006.  Common shares for $897,280 have not been issued as at November 30, 2006.

EXPENSES

SUMMARY – Total expenses increased to $83,791 in the quarter ended November 30, 2006 from $33,563 in the previous quarter ended November 30, 2005. A total of $189,156 in expenses has been incurred since inception on January 09, 2004 through November 30, 2006. The increase in operating costs was caused by the following;

1.

Professional Fees.  An increase in professional fees was caused by the Company’s contract with a third party accounting and preparation company.  This company charges Stallion for the preparation of monthly financial statements, daily bookkeeping and office facilities.

2.

Consulting Fees.  An increase in consulting fees was caused by the following;

a)

Company’s contract with the Chairman of the Company for professional services at $3,500 per month.

b)

Company’s contract with a non-arms length Company for CFO services at CDN$2,500 per month.

c)

Stock based compensation charge of $27,138 resulting from the stock options issued to an officer of the Company.

3.

Office and Miscellaneous.  An increase in these costs was caused by the Company’s share in office facilities at its new location and the cost of developing the Company’s website.

During the current quarter under review, Stallion issued 180,000 of its common stock to a director of the Company for the subscription agreement received during the previous quarter. As of the date of this report Stallion has 32,572,080 common shares issued and outstanding.

Stallion continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Stallion does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Other Income

During the quarter ended November 30, 2006, the Company earned $2,848 in interest income from the funds on deposit during the period.  (November 30, 2005 $0).

For the quarter ended November 30, 2006, the net loss was $80,943 ($0.00 per share). The loss per share was based on a weighted average of 27,049,542 common shares outstanding. For the same period ended November 30, 2005, the corresponding number was a loss of $33,563 ($0.00) based on 9,306,500 shares outstanding.

Plan of Operation

Stallion believes it can satisfy its cash requirements for the current fiscal year end of May 31, 2007, only by raising additional capital through private placements, equity financing, loans or the like. As of November 30, 2006, we had $401,712 in unallocated working capital.

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

As at November 30, 2006, we had a working capital surplus of $401,712. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to November 30, 2006 was $571,558 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,500 shares at a price of $0.20 under a Regulation SB-2 prospectus offering to a total of 43 placees.  During the quarter ending August 31, 2006, the Company raised $447,520 via an issuance of shares at $0.60.  During the quarter ended November 30, 2006, the Company raised $897,280 via an issuance of shares at $0.85.  However the shares have not been issued as at the balance sheet date.

As of November 30, 2006, our total assets which consist of cash, prepaid expenses and the Working Interest in the Mississippi Prospect amounted to $1,314,338 (May 31, 2006 $22,544) and our total liabilities were $905,914 (May 31, 2006 $3,800) including $897,280 relating to shares subscriptions received.

During the quarter, the Company completed a forward stock split of 3:1.  This increased the authorised common shares of the Company to 600,000,000 shares of par value of $0.001.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2006. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2.

Changes in Securities

Stallion had 32,572,080 shares of common stock issued and outstanding as of January 8, 2007. Of these shares, approximately 15,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 4.

Submission of Matters to a Vote of Security Holders

The majority of the security holders approved the forward stock split which was completed by the Company during the quarter.

Item 5.

Other Information

Common Stock

During the three - month period ended November 30, 2006, 180,000 shares of common stock were issued.  $897,000 was raised via a private placement, but no shares were issued until after the quarter end. As of November 30, 2006 and January 8, 2007, there were 32,572,080 shares issued and outstanding.

Options

200,000 options were granted to an officer of the Company during the three-month period ending November 30, 2006.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2006: NONE

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

Date: January 12, 2007

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

Dated: January 12, 2007

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

Dated: January 12, 2007

By:

/s/Christopher Paton-Gay

Christopher Paton-Gay

Chairman/CEO

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended November 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Kulwant Sandher, Director/CFO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 12, 2007

/s/ Kulwant Sandher

Kulwant Sandher

Director/ CFO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended November 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, CEO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 12, 2007

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Chairman /CEO