Form 10QSB
period 2007-02-28
STALLION GROUP
filed 2007-04-12
CIK 1285894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2007

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  33,627,374  shares of Common Stock as of April 8, 2007.

Transitional Small Business Format.   Yes [  ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

     THE STALLION GROUP
 (An Exploration Stage Company)
Condensed Balance Sheet
February 28, 2007

	February 28,	May 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$293,315	$22,100
Other receivable	-	-
Prepaid expense	7,206	444
Total current assets	300,521	22,544
Capital assets, net	5,816	-
Oil and gas properties (Note 4)
Proved properties subject to amortization	112,679	-
Unproved properties	778,185	-
	890,864	-
TOTAL ASSETS	$1,197,201	$22,544
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,721	$-
Accrued liabilities	9,000	3,800
Due to related party	9,371	-
Shares subscription received	-	-
Total current liabilities	20,092	3,800
Shareholders' equity (Note 7)
Common stock, $0.001 par value; 600,000,000 shares authorized at February 28, 2007
(and 600,000,000 shares authorized at May 31, 2006),
33,627,374 shares issued and outstanding at February 28, 2007)
(and 27,919,500 shares issued and outstanding at May 31, 2006)	33,628	27,920
Additional paid-in capital	1,677,141	74,230
Cumulative translation adjustment	(2,784)	1,110
Accumulated deficit	(530,876)	(84,516)
Total shareholders' equity	1,177,109	18,744
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,197,201	$22,544

See accompanying notes to condensed financial statements

     THE STALLION GROUP
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

									January 9, 2004
									(Inception)
	Three Months Ended				Nine Months Ended				Through
	February 28,				February 28,				February 28,
	2007		2006		2007		2006		2007
Expenses
Contribute rent	$-		$300		$-		$900		$2,900
Contribute administrative support	-		50		-		150		450
Consulting (Note 5)	235,195		-		274,995		-		274,995
Depletion	9,136		-		9,136		-		9,136
Depreciation	271		-		453		-		453
Investor relations services	73,758		-		78,829		-		78,829
Mineral exploration and filing fees (Note 6)	1,727		-		5,777		27,753		33,530
Professional fees (Note 5)	10,710		1,217		39,195		6,617		58,470
Office and miscellaneous (Note 5)	7,239		1,725		25,489		7,688		41,050
Organization costs	-		-		-		-		1,160
Travel	9,067		-		14,658		521		24,602
Business promotion	-		1,177		1,865		3,375		7,151
Other	274		10		1,620		259		3,807
Total expenses	347,377		4,479		452,017		47,263		536,533
Loss for the period before other income
and income taxes	(347,377)		(4,479)		(452,017)		(47,263)		(536,533)
Other income
Interest income	2,809		-		5,657		-		5,657
Income tax provision (Note 8)	-		-		-		-		-
Net loss for the period	$(344,568	) $	(4,479	) $	(446,360	) $	(47,263	) $	(530,876)
Basic and diluted loss per share	$(0.01	) $	(0.00	) $	(0.01	) $	(0.00	) $	(0.02)
Basic and diluted weighted average
common shares outstanding	32,583,805		27,919,500		31,451,146		27,919,500		26,408,709

See accompanying notes to condensed financial statements

     THE STALLION GROUP
(An Exploration Stage Company)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

					Cumulative
					Translation
					Adjustment
	Common Stock		Additional		Other		Total
		Par	Paid-In	Accumulated	Comprehensive		Shareholders'
	Shares	Value	Capital	Deficit	Income (Loss)		Equity
Balance, May 31, 2006	27,919,500	$27,920	$74,230	$(84,516)	$1,110		$18,744
Common stock sold to the director at
$0.1 per share (post forw ard split)	180,000	180	17,820	-	-		18,000
on September 14, 2006
Issuance of common stock for cash at
$0.1 per share (post forw ard split)
on October 17, 2006	4,472,580	4,473	442,785	-	-		447,258
Issuance of common stock for cash at
$0.85 per share on February 28, 2007	1,055,294	1,055	895,945	-	-		897,000
Stock-based compensation on 1,000,000	-	-	246,361	-	-		246,361
options granted to the director and CFO
Comprehensive loss:
Net loss for period ended
February 28, 2007	-	-	-	(446,360)	-		(446,360)
Cumulative translation adjustment	-	-	-	-	(3,894)		(3,894)
Comprehensive loss:							(450,254)
Balance, February 28, 2007	33,627,374	$33,628	$1,677,141	$(530,876)	$(2,784	) $	1,177,109

See accompanying notes to condensed financial statements

     THE STALLION GROUP
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

				January 9, 2004
				(Inception)
	Nine Months Ended			Through
	February 28,			February 28,
	2007	2006		2007
Cash flow s provided (used) by operating activities:
Net loss for the period	$(446,360)	$(47,263	) $	(530,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Office space and administrative support contributed by an officer	-	1,050		3,350
Stock based compensation (Note 9)	246,361	-		246,361
Depletion	9,136			9,136
Depreciation	453	-		453
Changes in operating assets and liabilities:
Prepaid expenses	(6,762)	372		(7,206)
Accounts payable	1,721	-		1,721
Accrued liabilities	5,200	(2,000)		9,000
Due to related party	9,371	-		9,371
Net cash used by operating activities	(180,880)	(47,841)		(258,690)
Cash flow s used by investing activities:
Oil and gas properties acquisition (Note 4)	(900,000)	-		(900,000)
Purchase of furniture and computer equipment	(6,269)	-		(6,269)
Net cash used by investing activities	(906,269)	-		(906,269)
Cash flow s provided (used) by financing activities:
Proceeds from sales of common stock	1,362,258	-		1,468,558
Payment of offering costs	-	-		(7,500)
Net cash provided by financing activities	1,362,258	-		1,461,058
Effect of exchange rate changes on cash	(3,894)	1,471		(2,784)
Increase (Decrease) in cash and cash equivalents	271,215	(46,370)		293,315
Cash and cash equivalents, beginning of period	22,100	77,779		-
Cash and cash equivalents, end of period	$293,315	$31,409		$293,315

See accompanying notes to condensed financial statements

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2007

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited condensed financial statements as of February 28, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these condensed financial statements be read in conjunction with the May 31, 2006 audited financial statements and notes thereto.

2.

OPERATIONS

a)

Organization

The Stallion Group (“the Company”) was incorporated in the state of Nevada on January 9, 2004.

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States.

b)

Development Stage Activities

The Company is a development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States.  Since August 2, 2006, the Company agreed to participate in a proposed drilling program to be conducted by Griffin & Griffin Exploration, L.L.C.

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

c)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $530,876 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Accounting

These financials statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

(b) Use of Estimates

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

(c)

Natural Gas and Oil Properties

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”).  Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.  Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis.  Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.  The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues from proved reserves discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.  These properties are included in the amortization pool immediately upon the determination that the well is dry.

Unproved properties consist of lease acquisition costs and costs on well currently being drilled on the properties.  The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.

d)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At February 28, 2007, the Company had no overproduced imbalances.

e)

Cash and Cash Equivalent

Cash and cash equivalent consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances.  The carrying amounts approximated fair market value due to the liquidity of these deposits.

f)

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may be in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs.  Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.  Environmental expenditures that relate to ongoing environmental and reclamation programs will be charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits.  The Company does not currently anticipate any material capital expenditures for environmental control facilities because all property holdings are at early stages of exploration.  Therefore, estimated future removal and site restoration costs are presently considered minimal.

g)

Foreign Currency Translation

United States funds are considered the Company’s functional currency.  Transaction amounts denominated in foreign currencies are translated into their United States dollar equivalents at exchange rates prevailing at the transaction date.  Monetary assets and liabilities are adjusted at each balance sheet date to reflect exchange rates prevailing at that date, and non-monetary assets and liabilities are translated at the historical rate of exchange.  Gains and losses arising from restatement of foreign currency monetary assets and liabilities at each year-end are included in statements of operations.

h)

Other Equipment

Computer equipment is stated at cost.  Provision for depreciation on computer equipment is calculated using the straight-line method over the estimated useful life of three years.

i)

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the costs of long-lived assets, other than oil and gas properties, may be impaired, and evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  Impairment of oil and gas properties is evaluated subject to the full cost ceiling as described under Oil and Gas Properties.

j)

Loss Per Share

In February 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”).  Under SFAS 128, basic and diluted earnings per share are to be presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

k)

Income Taxes

The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities, and their reported amounts in the financial statements, and (ii) operating loss and tax credit carry forwards for tax purposes.  Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

l)

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, accounts payable and accrued liabilities, and promissory note payable.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximate their carrying values.

m)

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock.  Non-employee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123 – “Accounting for Stock-Based Compensation”.

4.   OIL AND GAS PROPERTIES

(a) Proved property

Property	May 31, 2006	Addition	Depletion for the period	February 28, 2007
U.S.A. – Proved property	$-	$121,815	$(9,136)	$112,679

(b) Unproved property

Property	May 31, 2006	Addition	Cost added to capitalized cost	February 28, 2007
U.S.A. – Unproved property	$-	$900,000	$(121,815)	$778,185

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

Due to delays in drilling and agreement with the operator, the Company paid $600,000 on November 16, 2006 and will pay $300,000 on or before April 15, 2007.

On January 19, 2007, the Dixon#1 well was deemed non-commercial and plugged as no show of oil and/or gas.  The cost of $121,815 was added to capitalized cost.

5.   RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2006, the Company paid Sylco Investment Ltd. (“Sylco”) $3,853, for business promotion and office expenses.  Sylco is an affiliate of the Company that is 100% owned by the Company’s president.

During the three month ended February 28, 2007, the Company paid Hurricane Corporate Services Ltd. (“Hurricane”) $8,275 for accounting and administrative services and $5,409 for CFO services.  Hurricane is owned by the directors of the Company.

During the three month ended February 28, 2007, the Company accrued $10,500 of consulting fee to the Chairman of the Company.

In February 2004, the Company sold 5,000,000 shares of its restricted common stock to its president for $5,000 ($0.001/share).

In September 2006, the Company sold 180,000 shares of common stock to its director for $18,000 ($0.1/share).

6.   OPTION ON UNPROVEN MINERAL INTERESTS

Mayan Minerals Ltd. Option Agreement

On May 31, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in the Omineca Mining District, British Columbia, Canada.  Under the terms of the Option Agreement, the Company is required to:

A.

Make option exploration expenditures as follows:

Exploration Expenditures		Due Date
CDN	$35,000.00	August 31, 2005
	85,000.00	August 31, 2006
CDN	$120,000.00

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

7.   SHAREHOLDERS’ EQUITY

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

(c)

Share Issuances

The Company has received paid subscriptions for 1,550,860 common shares at $0.3 in August 2006 prior to the split; post forward split, there are 4,652,580 shares issued for $465,258 ($0.1/share).  The share certificates were issued on October 17, 2006.  The warrants price of the share was $0.6 prior to the split and $0.2 post forward split.

On February 28, 2007, the Company issued 1,055,294 common shares pursuant to a private placement for $897,000 at $0.85 per share.  The warrants price of the share was $0.85.

 (d) Common Stock Share Purchase Warrants

As at February 28, 2007, share purchase warrants outstanding for the purchase of common shares are as follows:

	Warrants Outstanding
Exercise Price	Number of Shares	Expiry Date
$0.20	4,652,580	August 15, 2008
$1.00	1,055,294	September 29, 2008

8.   INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

9.   STOCK OPTIONS

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $219,223 was recorded during the three months ended February 28, 2007 related to options granted during the period ended February 28, 2007, but vested during the three months ended February 28, 2007.

The changes in stock options are as follows:

	Number	Weighted Average Exercise Price
Balance outstanding, November 30, 2006	200,000	$0.75
Granted	100,000 700,000	0.75 1.20
Exercised	-	0.00
Balance outstanding, February 28, 2007	1,000,000	$1.07

The following table summarized information about the stock options outstanding as at February 28, 2007:

Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Remaining Contractual Life (Years)	Number of Shares
$0.75	200,000	2.75	0
$0.75	100,000	3	0
$1.20	700,000	3	0

10.   COMMITMENTS

On March 18, 2007, The Company has entered into a consulting agreement with Beerenbaum Media GmbH, to provide investor relations services to the Company for $7,500 per month commencing February 1, 2007.

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

c.

On or before March 31, 2007 the Company pro-rata share of $1,000,000 amounting to $300,000 which will be used to further the development of prospects on lands of interest in Mississippi and Louisiana.

The CMR-USA-39-14 (Redbug #1) well, was drilled to a depth of 3,200 feet and encountered 24 feet of pay. The well is now connected to a nearby pipeline and has begun producing natural gas on December 23, 2006.  The Company is anticipating the receipt of royalty revenues shortly.  The costs of this well are $105,376.

The second well in this program was the Dixon #1 well, which reached total depth of 8,650 feet, and reached the Wilcox formation. However, after testing, the well showed no hydrocarbons and therefore it was plugged and abandoned.  The costs transferred to Proving properties amounted to $73,369.

TEC-1 closure (known as the Faust #1 well) has encountered the Frio gas formation and has been completed as a gas well. The well encountered significant gas reserves. The Operator has now completed gas flow testing and the production test rate was approximately 283 mcf/day using a 6/64 choke. This well encountered pressures exceeding 800 psi. Stallion expects the production rate to normalize at 200 mcf/day.  The total costs for this well amounted to $121,815.

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

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claims and an engineer or geologist to manage the exploration program. Our only employees are Christopher Paton-Gay, Chairman/CEO and director and Kulwant Sandher, Chief Financial Officer and director.

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

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the three months ended February 28, 2007, February 28, 2006 and January 09, 2004 (inception) through February 28, 2007 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 09, 2004 to February 28, 2007 was $1,461,058 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended February 28, 2007. To date, we have not generated any revenues from our mineral and oil/gas exploration business.

REVENUES

REVENUE – Gross revenue for the quarter ended February 28, 2007 was $0 ($0 for the quarter ended February 28, 2006 and $0 for the period from inception to February 28, 2007). For the nine month periods ended February 28, 2007 and February 28, 2006, the comparative numbers were $0 and $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended February 28, 2007 was $897,280 as compared to $0 for the quarter ended February 28, 2006 and $1,461,058 received for the period from inception on January 09, 2004 through to and including August 31, 2006.

EXPENSES

SUMMARY – Total expenses increased to $347,377 in the quarter ended February 28, 2007 from $4,479 in the corresponding quarter ended February 28, 2006. A total of $536,533 in expenses has been incurred since inception on January 09, 2004 through November 30, 2006. The increase in operating costs was caused by the following;

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

b)

Company’s contract with a non-arms length Company for CFO services at CDN$2,000 per month.

c)

Stock based compensation charge of $246,361 resulting from the stock options issued to officers of the Company.

3.

Office and Miscellaneous.  An increase in these costs was caused by the Company’s share in office facilities at its new location and the cost of developing the Company’s website.

4.

Investor relations costs increased to $73,758 caused by a contract with an investor relations firm in Germany and conference costs associated with the presentation of the Company to new investors.

During the current quarter under review, Stallion has 33,627,374 common shares issued and outstanding.

Stallion continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Stallion does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Other Income

During the quarter ended November 30, 2007, the Company earned $2,809 in interest income from the funds on deposit during the period.  (February 28, 2006 $0).

For the quarter ended February 28, 2007, the net loss was $344,568 ($0.01 per share). The loss per share was based on a weighted average of 32,583,805 common shares outstanding. For the same period ended February 28, 2006, the corresponding number was a loss of $4,479 ($0.00) based on 27,919,500 shares outstanding.

Plan of Operation

Stallion believes it can satisfy its cash requirements for the current fiscal year end of May 31, 2007, only by raising additional capital through private placements, equity financing, loans or the like. As of November 30, 2006, we had $280,429 in unallocated working capital.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2006 – 2007.

As at February 28, 2007, we had a working capital surplus of $280,429. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on February 28, 2007, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to February 28, 2007 was $1,461,058 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,500 shares at a price of $0.20 under a Regulation SB-2 prospectus offering to a total of 43 placees.  During the quarter ending August 31, 2006, the Company raised $447,520 via an issuance of shares at $0.60.  During the quarter ended November 30, 2006, the Company raised $897,280 via an issuance of shares at $0.85.

As of February 28, 2007, our total assets which consist of cash, prepaid expenses and the Working Interest in the Mississippi Prospect amounted to $1,197,201 (May 31, 2006 $22,544) and our total liabilities were $20,092 (May 31, 2006 $3,800).

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 28, 2007. Inflation is moderately higher than it was during 2006 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2.

Changes in Securities

Stallion had 33,627,374 shares of common stock issued and outstanding as of April 8, 2007. Of these shares, approximately 15,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5.

Other Information

Common Stock

During the three - month period ended February 28, 2007, 1,055,294 shares of common stock were issued.  $897,000 was raised via a private placement. As of February 28, 2007 and April 8, 2007, there were 33,627,374 shares issued and outstanding.

Options

800,000 options were granted to officers of the Company during the three-month period ending February 28, 2007.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 28, 2007: NONE

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

The Stallion Group

(Registrant)

Date: April 9, 2007

BY:

/s/

“Christopher Paton-Gay”

Chritopher Paton-Gay, Chairman, CEO and a Member of the Board of Directors

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

Dated: April 9, 2007

By:

/s/Christopher Paton-Gay

Christopher Paton-Gay

Chairman & CEO

 CERTIFICATION PURSUANT TO SECTION 302

I, Kulwant Sandher, certify that:

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

Dated: April 9, 2007

By:

/s/”Kulwant Sandher”

Kulwant Sandher

CFO

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended February 28, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Kulwant Sandher, Director/CFO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 9, 2007

/s/ Kulwant Sandher

Kulwant Sandher

Director/ CFO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended February 28, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, CEO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 9, 2007

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Chairman /CEO