Form 10KSB
period 2007-05-31
STALLION GROUP
filed 2007-08-31
CIK 1285894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May, 2007

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

Yes [ x ]   No [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the
Exchange Act) Yes [    ] No [ x ]

State issuer's revenues for its most recent fiscal year: $17,221.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:  $45,355,044 as at, May 31, 2007.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 70,033,508 common shares issued and outstanding as of May 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [ x ]

Form 10-KSB

Table of Contents

Part

Item No.

Note on Forward looking Statements

Glossary of Terms

I

1

Description of Business

2

Description of Property

3

Legal Proceedings

4

Submission of Matters to a Vote of Security Holders

II

5

Market for Common Equity and Related Stockholder Matters

6

Management’s Discussion and Analysis or Plan of Operation

6

Financial Statements

7

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

8A

Controls and Procedures

8B

Other Information

III

9

Directors, Executive Officers, Promoters, Control Persons; and Corporate

Governance Compliance with Section 16(a) of the Exchange Act

10

Executive Compensation

11

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

12

Certain Relationships and Related Transactions and Director Independence

13

Exhibits

14

Principal Accountant Fees and Services

Signatures

Note Regarding Forward Looking Statements

This Form 10-KSB contains forward-looking statements, which may be identified as statements containing, including without limitation, the words believes, anticipates, intends, expects or similar words.  These statements are based on our belief as well as assumptions we made using information currently available to us.  Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions.  Actual future results may differ significantly from the results discussed in the forwards-looking statements.  Some, but not all, of the factors that may cause these differences include:  risks related to political and economic uncertainties; risks related to the implementation of our business strategy; our ability to obtain financing on acceptable terms; competition in the oil and gas industry; and other uncertainties described elsewhere herein. You should not place undue reliance on these forward-looking statements.

As used in this annual report, the terms "we", "us", "our", and "Stallion" mean The Stallion Group, unless otherwise indicated.

Glossary of Terms

Oil and gas exploration is a specialized industry. Many of the terms used to describe our business are unique to the oil and gas industry. The following glossary clarifies certain of these terms you that may be encountered while reading this annual report:

"Acquisition costs of properties" means the costs incurred to obtain rights to production of oil and gas. These costs include the costs of acquiring oil and gas leases and other interests. These costs include lease costs, finder's fees, brokerage fees, title costs, legal costs, recording costs, options to purchase or lease interests and any other costs associated with the acquisitions of an interest in current or possible production.

"Area of mutual interest" or “AMI” means, generally, an agreed upon area of land, varying in size, included and described in an oil and gas exploration agreement which participants agree will be subject to rights of first refusal as among themselves, such that any participant acquiring any minerals, royalty, overriding royalty, oil and gas leasehold estates or similar interests in the designated area, is obligated to offer the other participants the opportunity to purchase their agreed upon percentage share of the interest so acquired on the same basis and cost as purchased by the acquiring participant. If the other participants, after a specific time period, elect not to acquire their pro-rata share, the acquiring participant is typically then free to retain or sell such interests.

"Development costs" are costs incurred to drill, equip, or obtain access to proved reserves. They include costs of drilling and equipment necessary to get products to the point of sale and may entail on-site processing.

"Exploration costs" are costs incurred, either before or after the acquisition of a property, to identify areas that may have potential reserves, to examine specific areas considered to have potential reserves, to drill test wells, and drill exploratory wells. Exploratory wells are wells drilled in unproven areas. The identification of properties and examination of specific areas will typically include geological and geophysical costs, which include topological studies, geographical and geophysical studies, and costs to obtain access to properties under study. Depreciation of support equipment, and the costs of carrying unproved acreage, delay rentals, ad valorem property taxes, title defense costs, and lease or land record maintenance are also classified as exploratory costs.

“Frio Formation” or “Frio Geological Formation” means the geological formation in the area of Southwest Mississippi and North-Central Louisiana, being a very complex series of sands representing marine transgressions and regressions and therefore the presence of varying depositional environments.  Structurally, Frio gas accumulations are a function of local structure formed as a result of differential compaction with fluvial channels.

"Mcf" means thousand cubic feet, used in this annual report to refer to gaseous hydrocarbons.

Gross" oil or gas well or "gross" acre is a well or acre in which we have a working interest.

"Net" oil and gas wells or "net" acres are determined by multiplying "gross" wells or acres by our percentage interest in such wells or acres.

"Oil and gas lease" or "Lease" means an agreement between a mineral owner, the lessor, and a lessee which conveys the right to the lessee to explore for and produce oil and gas from the leased lands. Oil and gas leases usually have a primary term during which the lessee must establish production of oil and or gas. If production is established within the primary term, the term of the lease generally continues in effect so long as production occurs on the lease. Leases generally provide for a royalty to be paid to the lessor from the gross proceeds from the sale of production.

"Production costs" means operating expenses and severance and ad valorem taxes on oil and gas production.

"Prospect" means a location where both geological and economical conditions favor drilling a well.

"Royalty interest" is a right to oil, gas, or other minerals that is not burdened by the costs to develop or operate the related property.

"Working interest" is an interest in an oil and gas property that is burdened with the costs of development and operation of the property.

PART I

Item 1. Description of Business

We are engaged in the business of exploring for and producing oil and natural gas. Our involvement in the oil and natural gas business to date has been through our participating interest in an exploration program on the Wilcox formation located in Mississippi.  We have participated in drilling six Frio wells and one Wilcox well to date, which has resulted in one producing well, two abandoned wells, one well that has been completed as a gas well and from which production is pending. We funded a total of $1,200,000 of the four hole drill program on the Wilcox formation.  We also have a right to participate in a drill program on the Frio formation, which will consist of up to 16 drill holes.  Our participation in the Frio formation drill program will require that we raise additional capital to meet our funding commitments.

We previously held an interest in undeveloped mineral interests located in British Columbia known as the Bell Claims.  We conducted operations and exploration activities on our undeveloped mineral properties during the fiscal year ended May 31, 2006.  In August 2006, we began to focus our efforts on the acquisition and exploration of oil and gas properties.  We acquired undeveloped oil and gas interests in Mississippi and Louisiana and commenced exploration activities on those interests.

Our plan of operations is to participate in the production of commercial quantities of oil and gas and to participate in drilling and testing the oil and gas productive capabilities of the oil and gas properties in which we have a participating interest.

Corporate Background

We were incorporated in the State of Nevada on January 9, 2004 and established a fiscal year end of May 31.  On September 27, 2006 we amended our articles to effect a share split of our common stock on a three for one basis.  On April 17, 2007 we further amended our articles to effect a further share split of our common stock on a two for one basis.

Our registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our executive and head offices are located at 604-700 W. Pender Street, Vancouver, British Columbia, Canada V6C 1G8.

Property Acquisitions

Mineral Property

On May 31, 2004, we optioned a mineral property containing four mining claims in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement (the “Option Agreement”) with Mayan Minerals Ltd. on behalf of Angel Jade Mines Ltd. (“Angel Jade”), the beneficial owner of the claims, each arms-length corporations, to acquire the claims by making certain expenditures and carrying out certain exploration work on the claims. We held the right to acquire a 100% interest in the claims subject to the expenditure of a total of CAD$120,000 through a three-phase exploration program.

To date we have completed the on-site work of Phase I of the planned two-phase exploration program and have spent approximately CAD$35,000 on the claims.  As a result of oil and natural gas activities, we have allowed the option to lapse.

Oil and Gas Property

On August 2, 2006 the Company entered into an agreement (the “Participation Agreement”) with Griffin & Griffin Exploration LLC (“G&G”) that proposes two drilling programs that will be conducted by G&G.  According to the Participation Agreement, the Company’s share of all costs was 30%, which entitled the Company to share in the following arrangement:

Wilcox wells:

a)

G&G will be entitled to receive 25% of all net revenues.

b)

The Company will be entitled to receive it pro-rata share (23%) of seventy-five percent (75%) of all net revenues.

c)

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

Frio wells:

a)

G&G will be entitled to 20% of all net revenues.

b)

The Company will be entitled to receive its pro-rata share of 80% of all net revenues.

The total costs associated with the above program are $1,200,000 and are described below:

•

The Company’s pro-rata share of $1,000,000 paid by August 15, 2006 which amounted to $300,000.

•

On or before November 16, 2006 the Company’s pro-rata share of $2,000,000 amounting to $600,000 which will be used to further the development of prospects on lands of interest in Mississippi and Louisiana.

•

On or before January 31, 2007 the Company’s pro-rata share of $1,000,000 amounting to $300,000, which will be used to further the development of prospects on lands of interest in Mississippi and Louisiana.

As at May 1, 2007, we incurred $1,200,000 in identifying and acquiring oil and natural gas interests, and for exploration costs.

As at June 13, 2007, the Company has been in the process of increasing the Company’s interest in the drilling programs covered by the Participation Agreement to 40%.

Employees

At present, we have no other employees, other than our officers and directors. Neither Mr. Paton-Gay or Mr. Sandher has an employment agreement with us.

We intend to hire employees and contractors on an as needed basis. We have entered into an operating agreement with Griffin & Griffin LLC to provide drilling and exploration services for the Company’s Frio-Wilcox property. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Item 2. Description of Property

Mississippi Frio-Wilcox Joint Venture

Location and Access

The Mississippi Frio-Wilcox Joint Venture is located on the border of southern Mississippi and Louisiana along the floodplain of the Mississippi  river. The area is approximately 20 miles west of Woodville, Mississippi and approximately 50 miles northwest of Baton Rouge, Louisiana.  The wells are located in Township 2 North, Ranges 4 & 5, in West Adams and Wilkinson Counties in the state of Mississippi.  The area is accessible via Interstate 55 (approximately 100 miles south of Jackson, Mississippi) and then west via state highways.  The drill locations are accessed by secondary gravel and dirt roads.  Transporting natural gas to the market will be accomplished via a series of pipelines which cross the project area.

Previous Operations and History

The Mississippi Frio-Wilcox Joint Venture is the successor to the Palmetto Point Project, a ten-well program in the same area.  Griffin and Griffin Exploration, the operators for the Palmetto Point Project are also the operators for the Mississippi Frio-Wilcox Joint Venture.  Griffin and Griffin Exploration has over 40 years of operations history in the Mississippi Frio-Wilcox Joint Venture area and has acquired substantial data and 3-D seismic for the Mississippi Frio-Wilcox Joint Venture. To date, Griffin and Griffin Exploration has drilled, owned or operated more than 100 Frio wells in the region.

Geology of the Project

The prospect wells are located to test the Frio Formation.  Frio wells typically enjoy low finding costs.  Griffin and Griffin Exploration has utilized seismic  "bright spot" technology, which helps to identify gas reservoirs and to delineate reservoir geometry and limits.  The term  "bright spot" is used to describe a geophysical amplitude anomaly, which is simply a velocity change from a higher velocity to lower velocity.  Sands that contain gas are predictable by this method because the gas will provide a slower velocity response giving an abnormally intense trough-peak reflections, therefore termed a "bright spot".  The data evaluation in the Frio section gives a direct hydrocarbon indicator (HCI) allowing one to not only see gas seismically but also the lateral extent of each gas reservoir at various depths to include multiple horizons at some locations.

The gas targets at the Mississippi Frio-Wilcox Joint Venture occur at shallow depths and have minimal completion costs.  The Frio in the area of Southwest Mississippi and North-Central Louisiana is a very complex series of sand representing marine transgressions and regressions and resulting in the presence of varying depositional environments.  Structurally, the Frio gas accumulations are a function of local structure and/or structural nose formed as a result of differential compaction features. However, stratigraphic termination (updip pinchout of sands within shales) also plays a role in most Frio accumulations.  The stratigraphy is so complex that seismic HCL evaluations are the only viable exploratory tool for the Frio prospect.

Proposed Program of Exploration

Exploration activities on the Mississippi Frio-Wilcox Joint Venture have been delayed due to adverse weather conditions.  We anticipate recommencing exploration on the Mississippi Frio-Wilcox Joint Venture during the first calendar quarter of 2007.  We intend to drill five to eight additional Frio wells and one deep test well during calendar year 2007.  The proposed wells will be targeting the Frio and Wilcox Geological formations.  The first 20 proposed wells are located within tie-in range of existing pipelines infrastructures.

Cost Estimates Including Previous Work

As of May 31, 2007, we expended $900,000 in connection with the Mississippi Frio-Wilcox Joint Venture, including leasing, title, drilling, and casing.

Present Activities

We have drilled six Frio wells to date.  We have abandoned one of these wells.  The five remaining wells have shown economically recoverable hydrocarbons: Redbug #1, Redbug #2,  Faust #1, Buffalo River 24, and Buffalo River F-33.

Productive Gas Wells

The following summarizes our productive and shut-in gas wells as of May 31, 2007.  Producing wells are wells producing natural gas or water, a pre-cursor to natural gas production. Shut-in wells are completed wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which we have a working interest.  Net wells are the sum of our fractional working interests owned in the gross wells.

	Gross	Net
Producing Gas Wells	1	0.3
Shut-in Gas Wells	0	0
Wells in Various Stages of Completion and Water Disposal Wells	4	1.2
TOTAL	5	1.5

Oil And Gas Reserve Quantities

The oil and gas interests that we participate in are currently not the subject of any independent reserve report and accordingly we do not currently have a reliable reserve calculation. Our operator may in the future obtain a reserve report on properties that we have a participating interest in.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history.

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, in which we hold an interest as of May 31, 2007.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  Developed acres are acres, which are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties.  The table does not include acreage in which we have a contractual right to acquire or to earn through future drilling projects, or any other acreage for which we have not yet received registered interests.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Mississippi	0	0	1,360	408
Louisiana	0	0	0	0
TOTAL	0	0	1,360	408

Drilling Activity

The following table sets forth drilling activity by the operator during the period ended May 31, 2007:

	Gross	Net
Exploratory Wells
Productive	5	1.5
Dry	2	0.6
Development Wells
Productive	0	0
Dry	0	0
TOTAL WELLS	7	2.1

Principal Products

The Company is actively pursuing oil and gas prospects and opportunities principally through its relationships with individuals and companies.  Once prospective oil and gas opportunities are identified, the Company evaluates them to determine:

a)

The degree of risk;

b)

The commercial potential of a prospect;

c)

The Company’s available financial capacity to undertake/participate in the opportunity in a timely and meaningful way under the best terms and conditions; and

d)

The Company’s current portfolio of exploration, exploitation and development prospects consolidated risk profile.

The Company has developed a foundational strategy for success which includes careful analysis of every opportunity to determine how it fits with the overall strategic objectives of the Company.  The strategic objective is to develop proven energy rich areas of North America.

The Wilcox and Frio Wells are currently in production.  As production of oil and gas products continue in Wilcox and Frio wells, we anticipate that generally they will be sold to purchasers in the immediate area where the products are produced.  We expect that the principal markets for oil and gas will continue to be refineries and transmission companies that have facilities near our producing properties.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We are a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, are paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

Gas sales are by contract

The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous months sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market when ever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

Distribution

The operator on the oil and natural gas properties in which we currently hold a participating interest has access to the following pipelines:

•

Tunica Pipeline, LLC –The Tunica Pipeline, LLC is a pipeline system running east-west across Wilkinson County, Mississippi, and ties into the Mid-Louisiana pipeline system. The Tunica Pipeline, LLC pipeline system and operations are exclusively controlled by the consortium partners. This line comprises 20 miles of 6-inch pipe with a 12.5-mile, 4-1/2 inch spur running due south and another 8-mile, 4-1/2 inch spur running north. The pipeline provides the option to take this line under the Mississippi River to serve any wells drilled in Louisiana. The nearest Louisiana pipeline is slightly over 40 miles to the west of the area of mutual interest under the Company’s agreement with G&G.

•

East Fork Pipeline, LLC - The East Fork Pipeline, LLC is a pipeline system running more or less east-west across Amite County, Mississippi, and ties into a pipeline system known as the TRANSCO system. The consortium partners control access to this pipeline. The line comprises 15 miles of 6-inch pipe. The line was acquired to service wells and potential 3D seismic areas.

•

Other area Pipelines - Other lines in this area include Duke, Mid-Louisiana, TRANSCO and Pinnacle. These lines have very reasonable transportation rates of $0.11 to $0.50/MCF (price does not include compression, dehydration or gas processing).

Competition

Oil and gas exploration, mineral exploration and acquisition of undeveloped properties are highly competitive and speculative businesses.  We compete with a number of other companies, including major mining and oil and gas companies and other independent operators that are more experienced and which have greater financial resources.  We do not hold a significant competitive position in either the mining industry or the oil and gas industry.

Compliance with Government Regulation

In the United States, domestic development, production and sale of oil and gas are extensively regulated at both the federal and state levels.  These regulations include requiring permits for drilling wells; maintaining prevention plans; submitting notification and receiving permits in relation to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production.  Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden.  Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply.  Inasmuch as new legislation affecting the oil and gas industry is commonplace, and existing laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with these laws and regulations.

State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. Some states also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

Our operations are also subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management.  Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and gas exploration and future production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal.  Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both.  Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties.  Third parties may have the right to sue to enforce compliance.

Our operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties.  In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production.  The effect of these regulations is to limit the amounts of oil and gas we can produce from its wells and to limit the number of wells or the locations at which we can drill.

Our operations, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect our future tax liability.

Environmental Matters

Our exploration, development, and future production of oil and gas are subject to various federal, state and local environmental laws and regulations discussed below. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells.  We consider the cost of environmental protection a necessary and manageable part of its business.  We have been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

Our activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 (“OPA”), the Clean Water Act (“CWA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (“CAA”), and the Safe Drinking Water Act (“SDWA”), as well as state regulations promulgated under comparable state statutes.  We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in its oil and gas operations.  Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations.  Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Under the OPA, a release of oil into water or other areas designated by the statute could result in us being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages.  The extent of that liability could be extensive, as set out in the statute, depending on the nature of the release.  A release of oil in harmful quantities or other materials into water or other specified areas could also result in the Company being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

CERCLA and comparable state statutes, also known as “Superfund” laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a “hazardous substance” into the environment. In practice, cleanup costs are usually allocated among various responsible parties.  Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site.  Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA.  Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and non-hazardous solid wastes.  We generate hazardous and non-hazardous solid waste in connection with its routine operations.  From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as “hazardous wastes” under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements.  This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

Item 3. Legal Proceedings

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Trades in our common shares are quoted on the Over-the-Counter Bulletin Board (OTC Bulletin Board) which is a quotation service administered by the National Association of Securities Dealers (NASD).  Our trading symbol on this service is “SLGR”.

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market.  The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for each fiscal quarter since trades in the stock commenced quotation on the OTC Bulletin Board on January 19, 2006, and the subsequent period ending May 31, 2007.  The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period Ended	High ($)	Low ($)

May 31, 2007(1)	1.28	0.69
February 28, 2007	1.45	0.99
November 30,2006(2)	1.55	0.55
August 31, 2006	1.03	1.03
May 31, 2006	1.05	1.05
February 28, 2006	0.91	0.91

(1)

Reflects adjusted prices after a two for one share split effective April 17, 2007.

(2)

Reflects adjusted prices after a three for one share split effective September 30, 2006.

Holders of Record

As of May 31, 2007, there were 18 holders of record of our common stock holding a total of 70,033,508 shares, and an undetermined number of beneficial holders.

Dividend Policy

We have not paid dividends on our common shares since our inception.  Dividends on common shares are within the discretion of the board of directors and are payable from profits or capital legally available for that purpose.  It is our current policy to retain any future earnings to finance the operations and growth of our business.  Accordingly, we do not anticipate paying any dividends on common shares in the foreseeable future.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at May 31, 2007 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	N/A
Equity compensation plans not approved by security holders	1,880,000	$0.5524	3,650,000
Total	1,880,000	$0.5524	3,650,000

Sales of Unregistered Securities

During the year ended May 31, 2007, Stallion has sold the following securities which were not registered under the Securities Act of 1933, as amended:

In February and March of 2007 we issued 1,055,294 units at $0.425 per unit for cash proceeds of $448,500.  Each unit consists of a share in our common stock and a warrant.  Each warrant may be exercised until December 1, 2008 to acquire an additional share of our common stock at an exercise price of $0.50 per share.  The units were issued to non-U.S. persons pursuant to Regulation S of the Securities Act of 1933.

In October of 2006 we issued 9,305,160 units (adjusted for a subsequent two for one share split) at a price of $0.05 per unit for cash proceeds of $465,258.  Each unit consists of a share in our common stock and a warrant.  Each warrant may be exercised until August 1, 2008 to acquire an additional share of our common stock at an exercise price of $0.10 per share.  The units were issued to non-U.S. persons pursuant to Regulation S of the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliate of the Company purchased common shares of the Company in the year ending May 31, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Bright Spot Technology	Bright spot technology is a unique method by which 3-D seismic data is re-interpreted yielding enhanced amplitude shows pertaining to potential gas reserves.

Foreign Currency and Exchange Rates

Dollar costs of Stallion’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.05 or CA $1.00 being approximately equal to US $0.95 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

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

On May 31, 2004, we optioned a mineral property containing four mining claims in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement with Mayan Minerals Ltd. on behalf of Angel Jade Mines Ltd., the beneficial owner of the claims, each arms-length British Columbia corporations, to acquire the claims by making certain expenditures and carrying out certain exploration work on the claims.  We can acquire a 100% interest in the claim subject to the expenditure of a total of $116,000 through a three-phase exploration program.  In addition, the vendors retain a 3% net smelter royalty.  After January 1, 2007 payments of $40,000 per year are to be made as advance royalty to Angel Jade so long as Stallion retains an interest in the claim.  After careful review of this project, the Company’s new management team decided to abandon this project and invest the Company’s funds in projects that has a higher likelihood of success and no further liability will accrue to the Company.

Mississippi Prospect

On August 2nd, 2006 the Company entered into a Memorandum between Griffin & Griffin Exploration LLC (G&G) that proposes two drilling programs that will be conducted by G&G.  The company’s share of all costs will be 30%, which will entitle the Company to share in the following royalty arrangement:

1.

Wilcox wells.

I.

G&G will be entitled to receive 25% of all net revenues.

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

2.

Frio wells.

I.

G&G will be entitled to 20% of all net revenues.

II.

The Company will be entitled to receive its pro-rata share (24%) of eighty percent of all net revenues.

The total costs associated with the above program are $1,200,000 and are described below:

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

The CMR-USA-37-1 (Redbug #2) well was drilled to a depth of 3,220 feet.  The well encountered 10 feet of net pay at a depth between 2,630 and 2,640 feet.  The Net Reserves of natural gas is 0.341 BCF.  The Company expects the production rate to normalize between 225,000 and 250,000 cubic feet of sweet natural gas per day.  This well has been completed and will be is currently being tied into our existing pipeline system.

The following table indicates the Net Reserves for those wells producing and estimated reserves for those wells awaiting connection to the nearby gas gathering system.

Well name	Total Net	Suggested	Proved,
	Reserves @ WI	Daily Flow Rate	Awaiting Tie-in or
	BCF	Cubic Feet	Producing

CMR USA 39-14	0.230	140,000	Proved &
Redbug #1			Producing

TEC 1 Closure			Proved &
Faust #1	0.319	175,000	Awaiting Tie

BR F-24	0.196	150,000	Abandoned

USA 37-1	0.341	200,000	Proved &
Redbug #2			Awaiting Tie-in

BR F-33	0.226	194,000	Proved &
			Awaiting Tie-in
PP F-111			Abandoned
Total	1.312	859,000

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

At present, we have no other employees, other than our officers and directors.  Neither Mr. Paton-Gay or Mr. Sandher has an employment agreement with us, however they do have contract for services agreements.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to employees.

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

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the years ended May 31, 2007, May 31, 2006 and January 09, 2004 (inception) through May 31, 2007 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses.  Net cash provided by financing activities (less offering costs) from inception on January 09, 2004 to May 31, 2007 was $1,771,934 as a result of proceeds received from sales of our common stock.

Revenues

REVENUE – Gross revenue for the year ended May 31, 2007 was $17,221 ($0 for the year ended May 31, 2006 and $17,221 for the period from inception to May 31, 2007).  For the three month periods ended May 31, 2007 and May 31, 2006, the comparative numbers were $17,221 and $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses.  Net cash provided by financing activities during the year ended May 31, 2007 was $1,673,134 as compared to $0 for the year ended May 31, 2006 and $1,771,934 received for the period from inception on January 09, 2004 through to and including May 31, 2007.

Expenses

SUMMARY – Total expenses increased to $1,220,250 during the year ended May 31, 2007 from $59,304 in the corresponding year ended May 31, 2006. A total of $1,304,766 in expenses has been incurred since inception on January 09, 2004 through May 31, 2007.  The increase in operating costs was caused by the following:

1.

Cost of Revenue.  The cost of revenue, including the write down of the carrying value of oil and properties and depletion, for the year ended May 31, 2007, has increased to $219,113 compared to $0 for the corresponding year.

The increase is directly attributable to the success in the Company’s drilling programs as natural gas wells have begun producing.  Excluding depletion and write down in the carrying value of oil and gas properties, the natural cost operating costs for the year ended May 31, 2007 were $1,846, compared to $0 to the corresponding year ended May 31, 2006.  The write down in carrying value of oil and gas properties was caused by the Company’s calculation of the full cost ceiling test as mandated by the SEC.

2.

Legal and Accounting Fees.  An increase in legal and accounting fees to $92,591 for the year ended May 31, 2007 (May 31, 2006: $11,675) was caused by the Company’s contract with a third party accounting and preparation company.  This company charges Stallion for the preparation of monthly financial statements, daily bookkeeping and office facilities.  Also legal fees included costs relating to the forward splits of the Company’s common stock and expenses for the registration statement SB-2.

3.

Consulting Fees.  An increase in consulting fees to $654,976 for the year ended May 31, 2007 (May 31, 2006: $0) was caused by the following:

a)

Company’s contract with the Chairman of the Company for professional services at $3,500 per month.

b)

Company’s contract with a non-arms length Company for CFO services at CDN$2,000 per month.

c)

Stock based compensation charge of $610,372 resulting from the stock options issued to officers of the Company.

4.

Office and Miscellaneous.  Increased to $73,591 for the year ended May 31, 2007 (May 31, 2006: $11,675) and was caused by the Company’s share in office facilities at its new location and the cost of developing the Company’s website, stationary etc.

5.

Travel:  Travel costs for the year ended May 31, 2007 was $63,945 (May 31, 2006: $5,232).  These were caused by visits to the Company’s Mississippi prospects as well as conference costs to Germany.

6.

Investor relations costs increased to $134,861 for the year ended May 31, 2007 (May 31, 2006 $0).  The increase was caused by a contract with an investor relations firm in Germany and conference costs associated with the presentation of the Company to new investors.

During the current year under review, Stallion has 70,033,508 common shares issued and outstanding.  The increase in the number of issued shares was caused by a forward split of 3:1 in September 27, 2006 and a 2:1 forward split on April 17, 2007 together with issuances of common stock resulting from private placements.

Stallion continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Stallion does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Other Income

During the year ended May 31, 2007, the Company earned $5,657 in interest income from the funds on deposit during the period.  (May 31, 2006 $0).

For the year ended May 31, 2007, the net loss was $1,197,372 ($0.02 per share). The loss per share was based on a weighted average of 64,530,908 common shares outstanding. For the same period ended May 31, 2006, the corresponding number was a loss of $59,304 ($0.00) based on 55,839,000 shares outstanding.

Plan of Operation

Stallion believes it can satisfy its cash requirements for the current fiscal year end of May 31, 2008, only by raising additional capital through private placements, equity financing, loans or the like. As of May 31, 2007, we had $126,485 in unallocated working capital.

The Company has changed its focus to targeting natural gas and oil exploration opportunities.  For the remainder of the current fiscal year to May 31, 2008, the Company intends to pursue its working interest obligations within its area of mutual interest on its controlled lands in Mississippi and Louisiana.  The Company will likely fund its drilling obligations by way of issuing equity capital through the facilities of private placement exemptions.  The Board of directors has authorised the continuation of the 16 well drill program over the next fiscal year.  Further more it is the intention of the Company to continue drilling for hydrocarbons up to its previously reported 50 well exploration/development on the area of mutual interest lands.

If it turns out that we have not raised enough money to complete our natural gas and oil exploration program, we will try to raise the funds by way of public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the exploration and we would retain a carried interest.  At the present time, there is no assurance that we would be able to raise sufficient funds in the future.  If we need additional money and can't raise it, the Company will have to suspend operations.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works and the Company has the ability to source high quality consultants to facilitate the existing drilling programs.

Presently, our revenues are not sufficient to meet operating and capital expenses.  We have incurred operating losses since inception, and this is likely to continue through fiscal 2007 – 2008.

As at May 31, 2007, we had a working capital surplus of $126,485.  We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about the Company’s ability to continue as a going concern as the continuation of the Company’s business is dependent upon obtaining further financing.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Liquidity and Capital Resources

For the year ended May 31, 2007, the Company generated $17,221 in revenue from our business operations, however, this revenue is currently not sufficient to cover the Company’s operating cash expenses.  Hence the Company used Net Cash of $336,478 in its operating activities.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to May 31, 2007 was $1,771,934 as a result of gross proceeds received from sales of our common stock (less offering costs).  We issued 5,000,000 shares of common stock through a Section 4(2) offering in February 2004 for cash consideration of $5,000.  We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,500 shares at a price of $0.20 under a Regulation SB-2 prospectus offering to a total of 43 placees.  During the quarter ending August 31, 2006, the Company raised $447,520 via an issuance of shares at $0.60.  During the quarter ended November 30, 2006, the Company raised $897,000 via an issuance of shares at $0.85.  During the quarter ended May 31, 2007, the Company raised $265,876 via an issuance of shares at $0.10 through an exercise of warrants.  Also during the same quarter, the Company raised $45,000 via an exercise of options at $0.375.

As of May 31, 2007, our total assets which consist of cash, prepaid expenses and the Working Interest in the Mississippi Prospect amounted to $1,160,830 (May 31, 2006 $22,544) and our total liabilities were $46,173 (May 31, 2006 $3,800).

Inflation / Currency Fluctuations

Inflation has not been a factor during the year ended May 31, 2007.  Inflation is moderately higher than it was during 2006 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 7. Financial Statements

The Company’s audited financial statements for the fiscal year ended May 31, 2007 are attached to this report following the signature page and Certifications.

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

On September 14, 2006, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, were engaged as our independent accountant.  The change of accountant was approved by majority consent of the board of directors.  At the same meeting, the Board of Directors approved the dismissal of Cordovano & Honeck LLC as its independent accountant effective immediately.  There were no disagreements between us and Cordovano & Honeck LLC on any matter of accounting principles or practices, financial statements disclosures or auditing scope and procedures.  The former accountant’s report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty other than a going concern uncertainty, auditing scope or accounting principles.  Prior to engaging the new accountant, we did not consult with them regarding any accounting or auditing concerns.

Item 8A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its President and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, management carried out an evaluation, under the supervision and with the participation of the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB as at May 31, 2007.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Information with respect to Items 9 through 12 and Item 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before September 28, 2007 and is incorporated herein by reference.  If the definitive Proxy Statement cannot be filed on or before September 28, 2007, the issuer will instead file an amendment to this Form 10 KSB disclosing the information with respect to Items 9 through 12 and Item 14.

Item 13. Exhibits

The following Exhibits are filed as part of this registration statement or are incorporated herein by reference.

Exhibit No.	Document Description
3.1(1)	Articles of Incorporation
3.2(2)	Certificate of Change and Amended and Restated Articles of Incorporation
3.3(3)	Certificate of Change to Articles of Incorporation
3.4 (1)	Bylaws
10.1(4)	Memorandum agreement with Griffin & Griffin Exploration, LLC
10.2(5)	Operating Agreement with Griffin & Griffin Exploration, LLC

14.1(6)	Code Of Business Conduct & Ethics and Compliance Program
23.1*	Consent of Accountants
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15a-14(b) of the U.S. Securities Exchange Act of 1934.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15a-14(b) of the U.S. Securities Exchange Act of 1934.

*    Filed herewith

(1) Incorporated by reference to the corresponding exhibits forming part of the Form SB-2 Registration Statement filed with the SEC on August 19, 2004 under file number 333-118360.

(2) Incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on September 27, 2006.

(3) Incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on April 17, 2007.

(4) Incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 11, 2006.

(5) Incorporated by reference to Exhibit 10.2 to the Form SB-2 filed with the SEC on July 5, 2007.

(6) Incorporated by reference to Exhibit 99.1 to the Form 10-KSB filed with the SEC on August 3, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2007.

THE STALLION GROUP

By:   /s/ Christopher Paton-Gay

Christopher Paton-Gay

Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE	DATE
/s/ Christopher Paton-Gay Christopher Paton-Gay	Chief Executive Officer, Chairman, Director	August 29, 2007
/s/ Kulwant Sandher Kulwant Sandher	Chief Financial Officer (Principal Accounting Officer), Secretary, Director	August 29, 2007

Chisholm
Bierwolf
&
Nilson, LLC Certified Public Accountants

Todd D. Chisholm, Audit Partner
Nephi J. Bierwolf, Tax Partner
Troy F. Nilson, Audit Partner
Shauna S. Howe, Audit Partner

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 • Phone: (801) 292-8756 • Fax: (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
The Stallion Group

We have audited the accompanying balance sheet of The Stallion Group (a Nevada Corporation) (a exploration stage company) as of May 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Stallion Group, for the year ended May 31, 2006 and from inception on January 9, 2004 through May 31, 2006, were audited by other auditors whose report dated July 11, 2006 expressed an unqualified opinion.

We conducted our audit in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Stallion Group at May 31, 2007, and the results of its operations and cash flows for the year then ended and for the period from January 9, 2004 (inception) through May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that The Stallion Group will continue as a going concern. As discussed in Note 1c to the financial statements, The Stallion Group has suffered recurring losses from operations and is dependent on financing to continue operations. This condition raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1c. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
August 2, 2007

Member of AICPA, UACPA & Registered with PCAOB

THE STALLION GROUP
(An Exploration Stage Company)
Balance Sheet
May 31, 2007

	May 31,	May 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$162,266	$22,100
Accounts receivable	5,808	-
Prepaid expense	4,585	444
Total current assets	172,659	22,544
Capital assets, net	5,438	-
Other Assets
Oil and gas properties (Note 2)
Proved properties subject to amortization (net of amortization)	90,679	-
Unproved properties	892,054	-
Total Other Assets	982,733	-
TOTAL ASSETS	$1,160,830	$22,544
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,896	$-
Accrued liabilities	-	3,800
Due to related party	277	-
Total current liabilities	46,173	3,800
Total Liabilities	46,173	3,800
Shareholders' equity (Note 5)
Common stock, $0.001 par value; 1,200,000,000 shares authorized,
70,033,508, 55,839,000 shares issued and outstanding respectively	70,034	55,839
Additional paid-in capital	2,315,622	46,311
Cumulative Other Comprehensive Income	10,889	1,110
Accumulated deficit	(1,281,888)	(84,516)
Total shareholders' equity	1,114,657	18,744
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,160,830	$22,544

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Statements of Operations

			January 9, 2004
			(Inception)
	For The Years Ended		Through
	May 31,		May 31,
	2007	2006	2007
Revenue
Natural gas and oil revenue	$17,221	$-	$17,221
Cost of revenue
Natural gas and oil operating costs	1,846	-	1,846
Depletion	42,956	-	42,956
Writedown in carrying value of oil and gas property	174,311	-	174,311
	219,113	-	219,113
Gross profit	(201,892)	-	(201,892)
Expenses
Contributed rent	-	1,200	2,900
Contributed administrative support	-	200	450
Consulting (Note 8)	654,976	-	654,976
Depreciation	831	-	831
Investor relations services	134,861	-	134,861
Mineral exploration and filing fees (Note 4)	9,826	27,753	37,579
Legal and accounting	92,591	11,675	111,866
Office and miscellaneous (Note 3)	39,463	6,837	55,024
Organization costs	-	-	1,160
Travel	63,945	5,232	73,889
Business promotion	1,865	4,494	7,151
Other	2,779	1,913	4,966
Total expenses	1,001,137	59,304	1,085,653
Loss from Operations	(1,203,029)	(59,304)	(1,287,545)
Other income
Interest income	5,657	-	5,657
Total Other Income	5,657	-	5,657
Net loss before Income Tax	(1,197,372)	(59,304)	(1,281,888)
Income Tax	-	-	-
Net Loss	$(1,197,372)	$(59,304)	$(1,281,888)
Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.02)
Basic and diluted weighted average
common shares outstanding	64,530,908	55,839,000	53,888,600
Comprehensive Income/(Loss)
Net Loss	(1,197,372)	(59,304)	(1,281,888)
Other Comprehensive Income/(Loss)
Foreign Currency Translation	9,779	-	9,779
COMPREHENSIVE INCOME (LOSS)	$(1,187,593)	$(59,304)	$(1,272,109)

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP

     (An Exploration Stage Company) STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

	Common Stock		Additional		Cumulative	Total
		Par	Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 9, 2004 (inception)	-	$-	$-	$-	$-	$-
February 2004, common stock sold to an officer
($0.001/share)	30,000,000	30,000	(25,000)	-	-	5,000
April 2004 through May 2004, common stock
sold in private placement offering
($0.01/share) (Note 7)	19,200,000	19,200	12,800			32,000
Office space and administrative support
contributed by an officer	-	-	550	-	-	550
Net loss, period ended May 31, 2004	-	-	-	(4,859)	-	(4,859)
Balance at May 31, 2004	49,200,000	49,200	(11,650)	(4,859)	-	32,691
June 2004, common stock sold in private
placement offering ($0.01/share)(Note 5)	4,800,000	4,800	3,200	-	-	8,000
May 2005, common stock sold in public offering,
net of offering costs of $7,500 ($0.2/share)
($0.2/share) (Note 7)	1,839,000	1,839	51,961			53,800
Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400
Comprehensive loss:
Net loss, year ended May 31, 2005	-	-	-	(20,353)	-	(20,353)
Cumulative translation adjustment	-	-	-	-	(387)	(387)
Comprehensive loss						(20,740)
Balance at May 31, 2005	55,839,000	55,839	44,911	(25,212)	(387)	75,151
Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400
Comprehensive loss:
Net loss, year ended May 31, 2006	-	-	-	(59,304)	-	(59,304)
Cumulative translation adjustment	-	-	-	-	1,497	1,497
Comprehensive loss						(57,807)
Balance, May 31, 2006	55,839,000	$55,839	$46,311	$(84,516)	$1,110	$18,744
Common stock sold to the director at
$0.1 per share (post forward split)
on September 14, 2006	360,000	360	17,640	-	-	18,000
Issuance of common stock for cash at
$0.1 per share (post forward split)
on October 17, 2006	8,945,160	8,946	438,312	-	-	447,258
Issuance of common stock for cash at
$0.85 per share on February 28, 2007	2,110,588	2,110	894,890	-	-	897,000

Exercise of option at $0.375 per share
by the Director	120,000	120	44,880	-	-	45,000
Exercise of warrant at $0.1 per share	2,658,760	2,659	263,217	-	-	265,876
Stock-based compensation on
options granted	-	-	610,372	-	-	610,372
Comprehensive loss:
Net loss, year ended May 31, 2007	-	-	-	(1,197,372)	-	(1,197,372)
Cumulative translation adjustment	-	-	-	-	9,779	9,779
Comprehensive loss						(1,187,593)
Balance, May 31, 2007	70,033,508	$70,034	$2,315,622	$(1,281,888)	$10,889	$1,114,657

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			January 9, 2004
			(Inception)
	For The Years Ended		Through
	May 31,		May 31,
	2007	2006	2007
Cash flows provided (used) by operating activities:
Net loss	$(1,197,372)	$(59,304)	$(1,281,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Office space and administrative support contributed by an officer	-	1,400	3,350
Stock based compensation (Note 8)	610,372	-	610,372
Depletion	42,956		42,956
Write down in carrying value of oil and gas properties	174,311		174,311
Depreciation	831	-	831
Changes in operating assets and liabilities:
Increase in Accounts receivable	(5,808)	-	(5,808)
Increase in Prepaid expenses	(4,141)	(72)	(4,585)
Increase in Accounts payable	45,896	-	45,896
Increase/(Decrease) in Accrued liabilities	(3,800)	800	-
Increase in amounts due to related party	277	-	277
Net cash used by operating activities	(336,478)	(57,176)	(414,288)
Cash flows used by investing activities:
Oil and gas properties acquisition (Note 3)	(1,200,000)	-	(1,200,000)
Purchase of furniture and computer equipment	(6,269)	-	(6,269)
Net cash used by investing activities	(1,206,269)	-	(1,206,269)
Cash flows provided (used) by financing activities:
Proceeds from sales of common stock	1,362,258	-	1,468,558
Proceeds from exercise of options and warrants	310,876	-	310,876
Payment of offering costs	-	-	(7,500)
Net cash provided by financing activities	1,673,134	-	1,771,934
Effect of exchange rate changes on cash	9,779	1,497	10,889
Increase (Decrease) in cash and cash equivalents	140,166	(55,679)	162,266
Cash and cash equivalents, beginning of period	22,100	77,779	-
Cash and cash equivalents, end of period	$162,266	$22,100	$162,266

See accompanying notes to condensed financial statements

THE STALLION GROUP
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
  (Continued)

January 9, 2004
(Inception)
	For The Years Ended			Through
	May 31,			May 31,
	2007	2006		2007
Supplemental Cash Flow Information
Cash Paid For:
Interest		-	-	-
Income taxes		-	-	-

Accompanying notes are an integral part of these financial statements

     THE STALLION GROUP
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization

The Stallion Group (“the Company”) was incorporated in the state of Nevada on January 9, 2004.

The Company is a exploration stage company, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States.

(b)	Development Stage Activities

The Company is a development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States. Since August 2, 2006, the Company agreed to participate in the two proposed drilling programs to be conducted by Griffin & Griffin Exploration, L.L.C.

The Company is subject to several categories of risk associated with its development stage activities. Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

(c)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,281,888 since inception. To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the

Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, the potential exists that the Company may not have the ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(d)	Principles of Accounting

These financials statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

(e)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows therefrom.

(f)	Natural Gas and Oil Properties

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

Unproved properties consist of lease acquisition costs and costs on wells currently being drilled on the properties. The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.

(g)	Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At May 31, 2007, the Company had no overproduced imbalances.

(h)	Cash and Cash Equivalent

Cash and cash equivalent consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(i)	Environmental Protection and Reclamation Costs

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

(j)	Foreign Currency Translation

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

(k)	Capitalized Assets

Computer equipment and furniture are stated at cost. Provision for depreciation is calculated using the straight-line method over the estimated useful life of three years for computer equipment and five years for furniture.

	For the Years Ended
	May 31,
	2007	2006
Furniture & Equipment	6,269	-
Depreciation	(831)	-
Total	5,438	-

(l)	Impairment of Long-Lived Assets

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

(m)	Loss Per Share

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

(n)	Income Taxes

The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities, and their reported amounts in the financial statements, and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

(o)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, accounts payable and accrued liabilities, and promissory note payable.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments is approximate their carrying values.

(p)	Stock-Based Compensation

The Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

(q)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of May 31, 2007.

2. OIL AND GAS PROPERTIES

(a) Proved property

				Write down
	May 31,		Depletion for	in carrying	May 31,
Property	2006	Addition	the period	value	2007
U.S.A. –
Proved
property	$-	$307,946	$(42,956)	$(174,311)	$90,679

(b) Unproved property

	May 31,		Costs reclassified	May 31,
Property	2006	Addition	to Proved	2007
			Properties
U.S.A. –
Unproved
property	$-	$1,200,000	$307,946	$892,054

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

Due to delays in drilling and agreement with the operator, the Company paid $600,000 on November 16, 2006 and $300,000 on March 26, 2007.

On January 19, 2007, the well, Dixon#1, was deemed non-commercial and plugged as no show of oil and/or gas. The cost of $121,815 was added to properties subject to depletion.

On June 2, 2007, the well, Randall#1, was deemed non-commercial and plugged as there was only two feet of gas on water. The cost of $80,754 was added to properties subject to depletion.

3. RELATED PARTY TRANSACTIONS

During the years ended May 31, 2007 and 2006, the Company paid Sylco Investment Ltd. (“Sylco”) $3,853 and $6,107, respectively, for business promotion and office expenses. Sylco is an affiliate of the Company that is 100% owned by the Company’s president.

During the year ended May 31, 2007, the Company paid Hurricane Corporate Services Ltd. (“Hurricane”) $36,499 for accounting and administrative services, $1,231 for legal and filing services, and $18,438 for CFO services. Hurricane is owned by the directors of the Company.

During the year ended May 31, 2007, the Company paid $28,000 as a consulting fee to the Chairman of the Company.

In September 2006, the Company sold 180,000 shares of common stock to its director for $18,000 ($0.10/share) .

4. EARNINGS/(LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income/(loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended 31 May 2007:
Basic EPS
Income/(Loss) to common stockholders	$(1,172,372)	64,530,908	$(0.02)
For the year ended 31 May 2006:
Basic EPS
Income/(Loss) to common	$(59,304)	55,839,000	$(0.00)
stockholders

The Company excluded 2,230,000 options and 8,756,988 warrants from the Fully Diluted Earnings Per Share calculation as the Company considered the inclusion of these amounts would be anti-dilutive.

5. OPTION ON UNPROVEN MINERAL INTERESTS

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

Phase 3 of exploration would continue the diamond drill program if results from Phase 2 are positive (estimated cost of CDN$220,000). The Company has decided to abandon this property during the year ended May 31, 2007.

6. SHAREHOLDERS’ EQUITY

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

On April 18, 2007 the Company amended its Articles of Incorporation and increased its issued ad outstanding shares of common stock on the basis of two (2) new shares for every one (1) old share. Post forward split, the Company has 67,254,748 issued and outstanding shares of common stock.

(b)	Authorized Stock

After a forward split, the amount of the total authorized capital stock of the Company is six hundred thousand dollars ($600,000) consisting of six hundred million (600,000,000) shares of common stock of the par value of $0.001 each.

After a second forward split on April 17, 2007, the Company increased its authorized capital from 600,000,000 shares of common stock to 1,200,000,000 shares of common stock, all of the shares of the Company being of the same class and without preference or distinction.

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

The Company has received paid subscriptions for 1,550,860 common shares at $0.30 in August 2006 prior to the split; post forward split on September 27, 2006 and April 17, 2007, there are 9,305,160 shares issued for $465,258 ($0.050/share). The share certificates were issued on October 17, 2006. The warrants price of the share was $0.60 prior to the split and $0.10 post forward split.

On February 28, 2007, the Company issued 1,055,294 common shares pursuant to a private placement for $897,000 at $0.85 per share prior to the split; post forward split on April 17, 2007, there are 2,110,588 shares issued ($0.425/share). The warrants price of the share was $1 prior to the split and $0.50 post forward split.

(d)	Common Stock Share Purchase Warrants

As at May 31, 2007, share purchase warrants outstanding for the purchase of common shares are as follows:

	Warrants Outstanding
Exercise Price	Number of Shares	Expiry Date
$0.10	6,646,400	August 15, 2008
$0.50	2,110,588	September 29, 2008

7. STOCK OPTIONS

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $610,372 was recorded during the year ended May 31, 2007 related to options granted during the year.

The changes in stock options are as follows:

		Weighted
		Average
	Number	Exercise Price
Balance outstanding, May 31, 2006	-	$-
Granted	400,000	0.375
	200,000	0.375
	1,400,000	0.600
	300,000	0.685
	50,000	0.950
Exercised	(120,000)	0.375
Balance outstanding, May 31, 2007	2,230,000	$0.571

The following table summarized information about the stock options outstanding as at May 31, 2007:

Options Outstanding		Options Exercisable
	Number of	Remaining Contractual	Number of
Exercise Price	Shares	Life (Years)	Shares
$0.375	280,000	2.30	236,666
$0.375	200,000	2.70	150,000
$0.600	1,400,000	2.70	1,050,000
$0.685	300,000	2.83	150,000
$0.950	50,000	2.96	12,500

8. COMMITMENTS

On March 18, 2007, The Company has entered into a consulting agreement with Beerenbaum Media GmbH, to provide investor relations services to the Company for $7,500 per month commencing February 1, 2007.

9. INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	For the Years Ended
	May 31,
	2007	2006
U.S. statutory federal rate	16.37%	16.37%
Contributed rent and services	-0.39%	-0.39%
Net operating loss for which no tax
benefit is currently available	15.98%	-15.98%
Total	0.00%	0.00%
	For the Years Ended
	May 31,
	2007	2006
Deferred tax assets	201,810	12,965
Deferred tax liabilities	-	-
Valuation Allowance	(201,810)	(12,965)
Total	-	-

At May 31, 2007, deferred tax assets consisted of a net tax asset of $201,810, due to operating loss carry forwards of $1,262,888, which was fully allowed for, in the valuation allowance of $201,810. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended May 31, 2007 and 2006 totaled $188,845 and $9,476, respectively. The net operating loss carry forward expires through the year 2027.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

The components of income tax expense are as follows:

	For the Years Ended
	May 31,
	2007	2006
Federal Tax	-	-
State Tax	-	-
Change in Deferred Tax Asset	188,845	9,476
Change in Valuation Allowance	(188,845)	(9,476)
Total	-	-

10. RECENT ACCOUNTING PRONOUNCEMENTS

(a)	In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

(b)	In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

(c)	In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB

Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations.

(d)	In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

(e)	In February 2007, the FASB issued SFAS No. 159, “The fair value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB

Statement No. 115”. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 1 to the financial statements.