Form 10QSB
period 2007-08-31
STALLION GROUP
filed 2007-10-15
CIK 1285894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 2007

[    ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission file number:  333-118360

THE STALLION GROUP

(Exact name of small business issuer in its charter)

Nevada	98-0429182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

604 – 700 West Pender Street Vancouver, British Columbia	V6E 1G8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (604) 662-7901

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  71,623,508  shares of Common Stock as of August 31, 2007.

Transitional Small Business Format.   Yes [  ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE STALLION GROUP
(An Exploration Stage Company)
Balance Sheets
August 31, 2007

	August 31,	May 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	$ 413,976	$ 162,266
Accounts receivable	5,965	5,808
Prepaid expense	5,472	4,585

Total current assets	425,413	172,659

Capital assets, net	8,302	5,438

Other assets

Oil and gas properties (Note 3)
Proved properties subject to amortization	84,314	90,679
Unproved properties	988,336	892,054

Total Other assets	1,072,650	982,733

TOTAL ASSETS	$ 1,506,365	$ 1,160,830

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$ 20,015	$ 45,896
Due to related party	5,895	277
Shares subscription received	300,000	-

Total current liabilities	325,910	46,173

Total liabilities	325,910	46,173

Commitments

Shareholders' equity (Note 7)

Common stock, $0.001 par value; 1,200,000,000 shares authorized
71,623,508, 70,033,508 shares issued and outstanding respectively	71,624	70,034

Additional paid-in capital	2,515,293	2,315,622

Cumulative other comprehensive income	11,706	10,889

Accumulated deficit	(1,418,168)	(1,281,888)

Total shareholders' equity	1,180,455	1,114,657

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,506,365	$ 1,160,830

THE STALLION GROUP
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
			January 9, 2004
			(Inception)
	For The Years Ended	Through
	August 31,	(-1 )
	2007	2006	2007
Revenue
Natural gas and oil revenue	$ 7,420	$ -	$ 24,641

Cost of revenue
Natural gas and oil operating costs	1,456	-	3,302
Depletion	6,365	-	49,321
Writedown in carrying value of oil and gas property	-	-	174,311

	7,821	-	226,934

Gross profit	(401)	-	(202,293)

Expenses
Contribute rent	-	-	2,900
Contribute administrative support	-	-	450
Consulting (Note 8)	80,028	-	735,004
Depreciation	471	-	1,302
Investor relations services	31,180	-	166,041
Mineral exploration and filing fees (Note 6)	4,543	673	42,122
Legal and accounting	12,437	10,081	124,303
Office and miscellaneous	3,411	6,306	58,435
Organization costs	-	-	1,160
Travel	3,247	1,576	77,136
Business promotion	-	1,823	7,151
Other	562	390	5,528

Total expenses	135,879	20,849	1,221,532

Loss from operations	(136,280)	(20,849)	(1,423,825)

Other income
Interest income	-	-	5,657

Total other income	-	-	5,657

Net loss before Income Tax	(136,280)	(20,849)	(1,418,168)
Income Tax	-	-	-

Net loss	$ (136,280)	$ (20,849)	$ (1,418,168)

Basic and diluted loss per share	$(0.00)	$(0.00)	$ (0.03

Basic and diluted weighted average
common shares outstanding	70,776,660	55,839,000	55,204,263

Comprehensive Income/(Loss)
Net Loss	$ (136,280)	$ (20,849)	$ (1,418,168)
Other Comprehensive Income/(Loss)
Foreign Currency translation	817	(369)	11,706

Comprehensive Loss	$ (135,463)	$ (21,218)	$ (1,406,462)

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

	Common Stock		Additional		Cumulative	Total
		Par	Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity

Balance at January 9, 2004 (inception)	-	$-	$-	$-	$-	$-

February 2004, common stock sold to an officer
($0.001/share)	30,000,000	30,000	(25,000)	-	-	5,000
April 2004 through May 2004, common stock
sold in private placement offering
($0.01/share) (Note 7)	19,200,000	19,200	12,800			32,000
Office space and administrative support
contributed by an officer	-	-	550	-	-	550
Net loss, period ended May 31, 2004	-	-	-	(4,859)	-	(4,859)

Balance at May 31, 2004	49,200,000	49,200	(11,650)	(4,859)	-	32,691

June 2004, common stock sold in private
placement offering ($0.01/share)(Note 7)	4,800,000	4,800	3,200	-	-	8,000
May 2005, common stock sold in public offering,
net of offering costs of $7,500 ($0.2/share)
($0.2/share) (Note 7)	1,839,000	1,839	51,961			53,800
Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400
Comprehensive loss:
Net loss, year ended May 31, 2005	-	-	-	(20,353)	-	(20,353)
Cumulative translation adjustment	-	-	-	-	(387)	(387)
Comprehensive loss						(20,740)

Balance at May 31, 2005	55,839,000	55,839	44,911	(25,212)	(387)	75,151

Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400
Comprehensive loss:
Net loss, year ended May 31, 2006	-	-	-	(59,304)	-	(59,304)
Cumulative translation adjustment	-	-	-	-	1,497	1,497
Comprehensive loss						(57,807)

Balance, May 31, 2006	55,839,000	$55,839	$46,311	$(84,516)	$1,110	$18,744

Common stock sold to the director at
$0.1 per share (post forward split)
on September 14, 2006	360,000	360	17,640	-	-	18,000
Issuance of common stock for cash at
$0.1 per share (post forward split)
on October 17, 2006	8,945,160	8,946	438,312	-	-	447,258
Issuance of common stock for cash at
$0.85 per share on February 28, 2007	2,110,588	2,110	894,890	-	-	897,000
Exercise of option at $0.375 per share
by the Director	120,000	120	44,880	-	-	45,000
Exercise of warrant at $0.1 per share	2,658,760	2,659	263,217	-	-	265,876
Stock-based compensation on
options granted	-	-	610,372	-	-	610,372
Comprehensive loss:
Net loss, year ended May 31, 2007	-	-	-	(1,197,372)	-	(1,197,372)
Cumulative translation adjustment	-	-	-	-	9,779	9,779
Comprehensive loss						(1,187,593)

Balance, May 31, 2007	70,033,508	$70,034	$2,315,622	$(1,281,888)	$10,889	$1,114,657

Exercise of warrant at $0.1 per share	1,590,000	1,590	157,410	-	-	159,000
Stock-based compensation on
options vested	-	-	42,261	-	-	42,261
Comprehensive loss:
Net loss, period ended August 31, 2007	-	-	-	(136,280)	-	(136,280)
Cumulative translation adjustment	-	-	-	-	817	817
Comprehensive loss						(135,463)

Balance, August 31, 2007	71,623,508	$71,624	$2,515,293	$(1,418,168)	$11,706	$1,180,455

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			January 9, 2004
			(Inception)
	For The Years Ended		Through
	August 31,		August 31,
	2007	2006	2007
Cash flows provided (used) by operating activities:

Net loss	$ (136,280)	$ (20,849)	$ (1,418,168)

Adjustments to reconcile net loss to net cash used in operating activities:
Office space and administrative support contributed by an officer	-	-	3,350
Stock based compensation (Note 8)	42,261	-	652,633
Depletion	6,365	-	49,321
Write down in carrying value of oil and gas properties	-	-	174,311
Depreciation	471	-	1,302

Changes in operating assets and liabilities:
Increase in Accounts receivable	(157)	-	(5,965)
Increase in Prepaid expenses	(887)	(2,723)	(5,472)
Increase/(Decrease) in Accounts payable	(25,881)	2,343	20,015
Increase/(Decrease) in Accrued liabilities	-	1,500	-
Increase in amounts due to related party	5,618	-	5,895

Net cash used by operating activities	(108,490)	(19,729)	(522,778)

Cash flows used by investing activities:

Oil and gas properties acquisition (Note 3)	(96,282)	(300,000)	(1,296,282)
Purchase of furniture and computer equipment	(3,335)	-	(9,604)

Net cash used by investing activities	(99,617)	(300,000)	(1,305,886)

Cash flows provided (used) by financing activities:

Proceeds from sales of common stock	-	-	1,468,558
Proceeds from exercise of options and warrants	159,000	-	469,876
Payment of offering costs	-	-	(7,500)
Shares subscription received	300,000	447,520	300,000

Net cash provided by financing activities	459,000	447,520	2,230,934

Effect of exchange rate changes on cash	817	(369)	11,706

Increase in cash and cash equivalents	251,710	127,422	413,976

Cash and cash equivalents, beginning of period	162,266	22,100	-

Cash and cash equivalents, end of period	$ 413,976	$ 149,522	$ 413,976

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

August 31, 2007

1.

BASIS OF PRESENTATION

The unaudited financial statements as of August 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these condensed financial statements be read in conjunction with the May 31, 2007 audited financial statements and notes thereto.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Organization

The Stallion Group (“the Company”) was incorporated in the state of Nevada on January 9, 2004.

The Company is an exploration stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,418,168 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the

Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 d)

Principles of Accounting

These financials statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

 e)

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

 f)

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

g)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At August 31, 2007, the Company had no overproduced imbalances.

h)

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

i)

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

j)

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

k)

Capitalized Assets

Computer equipment and furniture are stated at cost.  Provision for depreciation is calculated using the straight-line method over the estimated useful life of three years for computer equipment and five years for furniture.

	For the Years Ended
	August 31,
	2007	2006
Furniture & Equipment	9,604	-
Depreciation	(1,302)	-
Total	8,302	-

l)

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

m)

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

n)

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

o)

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

p)

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

    q)  Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”.  SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  The Company had no asset retirement obligation as of August 31, 2007.

3.   OIL AND GAS PROPERTIES

(a) Proved property

Property	May 31, 2007	Addition	Depletion for the period	Write down in carrying value	August 31, 2007
U.S.A. – Proved property	$90,679	$-	$(6,365)	$-	$84,314

(b) Unproved property

Property	May 31, 2007	Addition	Cost added to capitalized cost	August 31, 2007
U.S.A. – Unproved property	$892,054	$96,282	$-	$988,336

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

On June 2, 2007, the well, Randall#1, was deemed non-commercial and plugged as only two feet of gas on water.  The cost of $80,754 was added to properties subject to depletion.

4.   RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2007, the Company paid Hurricane Corporate Services Ltd. (“Hurricane”) $13,197 (August 31, 2006 - $11,375) for accounting and administrative services, $182 (August 31, 2006 - $ nil) for legal and filing services, and $19,777 (August 31, 2006 - $ nil) for CFO services.  Hurricane is owned by the directors of the Company.

During the three month period ended August 31, 2007, the Company paid $19,980 (August 31, 2006 - $ nil) as a consulting fee to the Chairman of the Company and his company CPG Consulting Ltd.

5.   EARNINGS/ (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the period ended 31 August 2007:
Basic EPS
Income/(Loss) to common stockholders	$(136,280)	70,776,660	$(0.00)
For the period ended 31 August 2006:
Basic EPS
Income/(Loss) to common Stockholders	$(20,849)	55,839,000	$(0.00)

The Company excluded 2,230,000 options and 7,166,988 warrants from the Fully Diluted Earnings Per Share calculation as the Company considered the inclusion of these amounts would be anti-dilutive.

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

(d) Common Stock Share Purchase Warrants

Between March and July 2007, the Company has received $424,876 for exercising 4,248,760 share purchase warrants at a price of $0.10 per share.  As at August 31, 2007, share purchase warrants outstanding for the purchase of common shares are as follows:

	Warrants Outstanding
Exercise Price	Number of Shares	Expiry Date
$0.10	5,056,400	August 15, 2008
$0.50	2,110,588	September 29, 2008

8.   STOCK OPTIONS

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $42,261 was recorded during the three month period ended August 31, 2007 related to options vested during the period.

The changes in stock options are as follows:	Number	Weighted Average Exercise Price
Balance outstanding, May 31, 2007	2,230,000	$0.571
Granted	-	-
Exercised	-	-
Balance outstanding, August 31, 2007	2,230,000	$0.571

The following table summarized information about the stock options outstanding as at August 31, 2007:

Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Remaining Contractual Life (Years)	Number of Shares
$0.375	280,000	2.05	256,667
$0.375	200,000	2.45	150,000
$0.600 $0.685 $0.950	1,400,000 300,000 50,000	2.45 2.58 2.71	1,050,000 225,000 25,000

9.   COMMITMENTS

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

To date we have completed the on-site work of phase I of the planned two-phase exploration program (we are anticipating receipt of the report in the next few weeks) and have spent approximately $27,753; we have not spent any money on research and development activities. Information about the claims was presented to Mr. Williams for review without any contractual obligations. The Company has terminated the agreement to pursue this property as it focuses on oil and natural gas exploration.

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

The following table indicate the Net Reserves for those wells producing and estimated reserves for those wells awaiting connection to the nearby gas gathering system.

Well name	Total Net	Suggested	Proved, Awaiting
	Reserves @ WI	Daily Flow Rate	Tie-in or Producing
	BCF	Cubic Feet

CMR USA 39-14	0.230	140,000	Proved &
Redbug #1			Producing

TEC 1 Closure			Proved &
Faust #1	0.319	175,000	Awaiting Tie

BR F-24	0.196	150,000	Abandoned

USA 37-1	0.341	200,000	Proved &
Redbug #2			Awaiting Tie-in

BR F-33	0.226	194,000	Proved &
			Awaiting Tie-in
PP F-100			Abandoned
PP F-111			Abandoned
Total	1.312	859,000

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

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the three months ended August 31, 2007, August 31, 2006 and January 09, 2004 (inception) through August 31, 2007 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on

January 09, 2004 to August 31, 2007 was $2,230,934 as a result of proceeds received from sales of our common stock.

The Corporation generated $7,420 in revenues from operations for the quarter ended August 31, 2007. These revenues were received from the Company’s exploration and development activities in the oil and natural gas industry.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2007 was $7,420 ($0 for the quarter ended August 31, 2006 and $24,641 for the period from inception to August 31, 2007). For the three month periods ended August 31, 2007 and August 31, 2006, the comparative numbers were $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended August 31, 2007 was $459,000 as compared to $447,520 for the quarter ended August 31, 2006 and $2,230,934 received for the period from inception on January 09, 2004 through to and including August 31, 2007.

EXPENSES

SUMMARY – Total expenses increased to $143,700 in the quarter ended August 31, 2007 from $20,849 in the corresponding quarter ended August 31, 2006. A total of $1,448,466 in expenses has been incurred since inception on January 09, 2004 through August 31, 2007. The increase in operating costs was caused by the following;

1.

Legal and Accounting Fees.  An increase in professional fees was caused by the Company’s contract with a third party accounting and preparation company.  This company charges Stallion for the preparation of monthly financial statements, daily bookkeeping and office facilities.

2.

Depletion Costs.  The depletion cost of the first producing well was $6,365.  (August 31, 2006: $0).

3.

Production Costs.  Production costs associated with the first producing well was $1,456 for the period.  (August 31, 2006: $0).

4.

Consulting Fees.  An increase in consulting fees was caused by the following;

a)

Company’s contract with the Chairman of the Company for professional services.

b)

Company’s contract with a non-arms length Company for CFO services.

c)

Stock based compensation charge of $42,261 resulting from the stock options vested to officers of the Company.

5.

Office and Miscellaneous.  These costs decreased when compared to the same period last year.  The decrease was caused by the Company not expending funds on website development..

6.

Investor relations costs increased to $31,180 caused by a contract with an investor relations firm in Germany.

During the current quarter under review, Stallion has 71,623,508 common shares issued and outstanding.

Stallion continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Stallion does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Other Income

During the quarter ended August 31, 2007, the Company earned $0 in interest income from the funds on deposit during the period.  (August 31, 2006 $0.00).

For the quarter ended August 31, 2007, the net loss was $136,280 ($0.00 per share). The loss per share was based on a weighted average of 70,776,660 common shares outstanding. For the same period ended August 31, 2006, the corresponding number was a loss of $20,849 ($0.00) based on 55,839,000 shares outstanding.

Plan of Operation

Stallion believes it can satisfy its cash requirements for the current fiscal year end of May 31, 2008, only by raising additional capital through private placements, equity financing, loans or the like. As of August 31, 2007, we had $399,503 in unallocated working capital, excluding share subscriptions received of $300,000.

The Company has changed its focus from a gold exploration company to a Company that is targeting natural gas and oil exploration.  For the remainder of the current fiscal year to May 31, 2008, the Company will pursue its working interest obligations in the Mississippi and investigate other oil and gas exploration and development opportunities.  The Company will fund its obligations through issuing equity capital by way of private placements.

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

As at August 31, 2007, we had a working capital surplus of $399,503, excluding share subscription received of $300,000. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on August 31, 2007, we generated $7,420 in oil and gas revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to August 31, 2007 was $2,230,934 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,500 shares at a price of $0.20 under a Regulation SB-2 prospectus offering to a total of 43 placees.  During the quarter ending August 31, 2006, the Company raised $447,520 via an issuance of shares at $0.60.  During the quarter ended November 30, 2006, the Company raised $897,280 via an issuance of shares at $0.85.  During the quarter ended August 31, 2007, the Company realised proceeds of $159,000 from the exercise of outstanding warrants of 1,590,000 at an exercise price of $0.10.

As of August 31, 2007, our total assets which consist of cash, prepaid expenses and the Working Interest in the Mississippi Prospect amounted to $1,506,365 (May 31, 2007 $1,160,830) and our total liabilities were $325,910 (May 31, 2007 $46,173).  The increase in liabilities was caused by the timing difference in receiving share subscriptions of $300,000 and issuing the shares from Treasury.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2007. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2.

Changes in Securities

Stallion had 71,623,508 shares of common stock issued and outstanding as of October 8, 2007. Of these shares, approximately 30,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5.

Other Information

Common Stock

During the three - month period ended August 31, 2007, 1,590,000 shares of common stock were issued upon exercise of warrants at $0.10 per share.  $159,000 was raised via the exercise of warrants. As of August 31, 2007 and October 8, 2007, there were 71,623,508 shares issued and outstanding.

Options

No options were granted to officers of the Company during the three-month period ending August 31, 2007.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2007: NONE

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

The Stallion Group

(Registrant)

Date: October 13, 2007

BY:

/s/

“Christopher Paton-Gay”

Christopher Paton-Gay, Chairman, CEO and a Member of the Board of Directors

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

Dated: October 13, 2007

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

Dated: October 13, 2007

By:

/s/”Kulwant Sandher”

Kulwant Sandher

CFO

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended August 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Kulwant Sandher, Director/CFO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 13, 2007

/s/ Kulwant Sandher

Kulwant Sandher

Director/ CFO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended August 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, CEO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 13, 2007

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Chairman /CEO