Form 10QSB/A
period 2007-08-31
STALLION GROUP
filed 2007-11-23
CIK 1285894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2007

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

Item 3.

Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2007.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of August 31, 2007, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 20, 2007

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

Dated: November 20, 2007

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

Dated: November 20, 2007

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

Dated: November 20, 2007

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

Dated: November 20, 2007

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Chairman /CEO