Form 10QSB/A
period 2007-02-28
STALLION GROUP
filed 2007-12-04
CIK 1285894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

(d)  Revenue Recognition

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

10

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

14

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

1.

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

23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Stallion Group

(Registrant)

Date: November 28, 2007

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

Dated: November 28, 2007

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

Dated: November 28, 2007

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

Dated: November 28, 2007

/s/ Kulwant Sandher

Kulwant Sandher

Director/ CFO

27

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

Dated: November 28, 2007

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Chairman /CEO