Form 10QSB/A
period 2007-02-28
STALLION GROUP
filed 2007-12-12
CIK 1285894

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

Item 3.

Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2007.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of February 28, 2007, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date: December 10, 2007

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

Dated: December 10, 2007

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

Dated: December 10, 2007

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

Dated: December 10, 2007

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

Dated: December 10, 2007

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Chairman /CEO