Form 10QSB
period 2007-11-30
STALLION GROUP
filed 2008-01-16
CIK 1285894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2007

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  71,623,508  shares of Common Stock as of November 30, 2007.

Transitional Small Business Format.   Yes [  ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE STALLION GROUP
(An Exploration Stage Company)
Balance Sheets
November 30, 2007

	November 30,	May 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$101,399	$162,266
Accounts receivable	10,790	5,808
Prepaid expense	6,530	4,585
Total current assets	118,719	172,659
Capital assets, net	7,646	5,438
Other assets
Oil and gas properties
Proved properties subject to amortization	77,947	90,679
Unproved properties	1,070,410	892,054
Total Other assets	1,148,357	982,733
TOTAL ASSETS	$1,274,722	$1,160,830
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,072	$45,896
Due to related party	277	277
Shares subscription received	415,000	-
Total current liabilities	422,349	46,173
Total liabilities	422,349	46,173
Commitments
Shareholders' equity
Common stock, $0.001 par value; 1,200,000,000 shares authorized
71,623,508, 70,033,508 shares issued and outstanding respectively	71,624	70,034
Additional paid-in capital	2,558,685	2,315,622
Cumulative other comprehensive income	13,484	10,889
Accumulated deficit	(1,791,420)	(1,281,888)
Total shareholders' equity	852,373	1,114,657
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,274,722	$1,160,830

THE STALLION GROUP
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

						January 9, 2004
						(Inception)
	Three Months Ended		Six Months Ended			Through
	November 30,		November 30,			November 30,
	2007	2006	2007	2006		2007
Revenue
Natural gas and oil revenue	$9,192	$-	$16,613	$-		$33,834
Cost of revenue
Natural gas and oil operating costs	1,456	-	2,912	-		4,758
Depletion	24,883	-	31,248	-		74,204
Writedown in carrying value of oil and gas property	226,734	-	226,734	-		401,045
	253,073	-	260,894	-		480,007
Gross profit	(243,881)	-	(244,281)	-		(446,173)
Expenses
Contribute rent	-	-	-	-		2,900
Contribute administrative support	-	-	-	-		450
Consulting (Note 8)	77,772	39,800	157,799	39,800		812,775
Depreciation	656	182	1,127	182		1,958
Investor relations services	24,125	5,071	55,305	5,071		190,166
Mineral exploration and filing fees (Note 6)	2,614	3,377	7,157	4,050		44,736
Legal and accounting	19,621	18,404	32,059	28,485		143,925
Office and miscellaneous	3,911	11,943	7,323	18,249		62,347
Organization costs	-	-	-	-		1,160
Travel	-	4,016	3,247	5,592		77,136
Business promotion	-	42	-	1,865		7,151
Other	672	956	1,234	1,346		6,200
Total expenses	129,371	83,791	265,251	104,640		1,350,904
Loss from operations	(373,252)	(83,791)	(509,532)	(104,640)		(1,797,077)
Other income
Interest income	-	2,848	-	2,848		5,657
Total other income	-	2,848	-	2,848		5,657
Net loss before Income Tax	(373,252)	(80,943)	(509,532)	(101,792)		(1,791,420)
Income Tax	-	-	-	-		-
Net loss	$(373,252)	$(80,943)	$(509,532)	$(101,792)		$(1,791,420)
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	(0.00)	$
Basic and diluted weighted average
common shares outstanding	71,623,508	65,144,160	71,197,770	61,788,200
Comprehensive Income/(Loss)
Net Loss	$(373,252)	$(80,943)	$(509,532)	$(101,792)		$(1,791,420)
Other Comprehensive Income/(Loss)
Foreign Currency translation	(1,778)	(555)	2,595	(942)		13,484
Comprehensive Loss	$(375,030)	$(81,498)	$(506,937)	$(102,734)		$(1,777,936)

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

	Common Stock		Additional		Cumulative	Total
		Par	Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 9, 2004 (inception)	-	$-	$-	$-	$-	$-
February 2004, common stock sold to an officer
($0.001/share)	30,000,000	30,000	(25,000)	-	-	5,000
April 2004 through May 2004, common stock
sold in private placement offering
($0.01/share) (Note 7)	19,200,000	19,200	12,800			32,000
Office space and administrative support
contributed by an officer	-	-	550	-	-	550
Net loss, period ended May 31, 2004	-	-	-	(4,859)	-	(4,859)
Balance at May 31, 2004	49,200,000	49,200	(11,650)	(4,859)	-	32,691
June 2004, common stock sold in private
placement offering ($0.01/share)(Note 7)	4,800,000	4,800	3,200	-	-	8,000
May 2005, common stock sold in public offering,
net of offering costs of $7,500 ($0.2/share)
($0.2/share) (Note 7)	1,839,000	1,839	51,961			53,800
Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400
Comprehensive loss:
Net loss, year ended May 31, 2005	-	-	-	(20,353)	-	(20,353)
Cumulative translation adjustment	-	-	-	-	(387)	(387)
Comprehensive loss						(20,740)
Balance at May 31, 2005	55,839,000	55,839	44,911	(25,212)	(387)	75,151
Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400
Comprehensive loss:
Net loss, year ended May 31, 2006	-	-	-	(59,304)	-	(59,304)
Cumulative translation adjustment	-	-	-	-	1,497	1,497
Comprehensive loss						(57,807)
Balance, May 31, 2006	55,839,000	$55,839	$46,311	$(84,516)	$1,110	$18,744
Common stock sold to the director at
$0.1 per share (post forward split)
on September 14, 2006	360,000	360	17,640	-	-	18,000
Issuance of common stock for cash at
$0.1 per share (post forward split)
on October 17, 2006	8,945,160	8,946	438,312	-	-	447,258
Issuance of common stock for cash at
$0.85 per share on February 28, 2007	2,110,588	2,110	894,890	-	-	897,000
Exercise of option at $0.375 per share
by the Director	120,000	120	44,880	-	-	45,000
Exercise of warrant at $0.1 per share	2,658,760	2,659	263,217	-	-	265,876
Stock-based compensation on
options granted	-	-	610,372	-	-	610,372
Comprehensive loss:
Net loss, year ended May 31, 2007	-	-	-	(1,197,372)	-	(1,197,372)
Cumulative translation adjustment	-	-	-	-	9,779	9,779
Comprehensive loss						(1,187,593)
Balance, May 31, 2007	70,033,508	$70,034	$2,315,622	$(1,281,888)	$10,889	$1,114,657
Exercise of warrant at $0.1 per share	1,590,000	1,590	157,410	-	-	159,000
Stock-based compensation on
options vested	-	-	85,653	-	-	85,653
Comprehensive loss:
Net loss, period ended November 30, 2007	-	-	-	(509,532)	-	(509,532)
Cumulative translation adjustment	-	-	-	-	2,595	2,595
Comprehensive loss						(506,937)
Balance, November 30, 2007	71,623,508	$71,624	$2,558,685	$(1,791,420)	$13,484	$852,373

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			January 9, 2004
			(Inception)
	Six Months Ended		Through
	November 30,		November 30,
	2007	2006	2007
Cash flows provided (used) by operating activities:
Net loss	$(509,531)	$(101,792)	$(1,791,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Office space and administrative support contributed by an officer	-	-	3,350
Stock based compensation (Note 8)	85,653	27,138	696,025
Depletion	31,248	-	74,204
Write down in carrying value of oil and gas properties	226,734	-	401,045
Depreciation	1,127	182	1,958
Changes in operating assets and liabilities:
Increase in Accounts receivable	(4,982)	(1,841)	(10,790)
Increase in Prepaid expenses	(1,945)	(4,498)	(6,530)
Increase/(Decrease) in Accounts payable	(38,824)	134	7,072
Increase/(Decrease) in Accrued liabilities	-	(2,300)	-
Increase in amounts due to related party	-	7,000	277
Net cash used by operating activities	(210,520)	(75,977)	(624,808)
Cash flows used by investing activities:
Oil and gas properties acquisition (Note 3)	(423,606)	(900,000)	(1,623,606)
Purchase of furniture and computer equipment	(3,335)	(4,174)	(9,604)
Net cash used by investing activities	(426,941)	(904,174)	(1,633,210)
Cash flows provided (used) by financing activities:
Proceeds from sales of common stock	-	465,258	1,468,558
Proceeds from exercise of options and warrants	159,000	-	469,876
Payment of offering costs	-	-	(7,500)
Shares subscription received	415,000	897,280	415,000
Net cash provided by financing activities	574,000	1,362,538	2,345,934
Effect of exchange rate changes on cash	2,594	(924)	13,483
Increase in cash and cash equivalents	(60,867)	381,463	101,399
Cash and cash equivalents, beginning of period	162,266	22,100	-
Cash and cash equivalents, end of period	$101,399	$403,563	$101,399

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

November 30, 2007

1.

BASIS OF PRESENTATION

The unaudited financial statements as of November 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these condensed financial statements be read in conjunction with the May 31, 2007 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,791,420 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the

Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

g)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At November 30, 2007, the Company had no overproduced imbalances.

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

	For the Periods Ended November 30,
	2007	2006
Furniture and Equipment	$9,604	$4,174
Depreciation	(1,958)	(182)
Total	$7,646	$3,992

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

    q)  Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”.  SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  The Company had no asset retirement obligation as of November 30, 2007.

3.   OIL AND GAS PROPERTIES

(a) Proved property

Property	May 31, 2007	Addition	Depletion for the period	Write down in carrying value	November 30, 2007
U.S.A. – Proved property	$90,679	$245,250	$(31,248)	$(226,734)	$77,947

(b) Unproved property

Property	May 31, 2007	Addition	Cost added to capitalized cost	November 30, 2007
U.S.A. – Unproved property	$892,054	$423,606	$(245,250)	$1,070,410

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

During the three month period ended November 30, 2007, the Company paid $96,282 for PP F-111, $67,484 for PP F-90, and $81,484 for PP F-100.  These three wells were plugged and the cost was added to properties subject to depletion.

4.   RELATED PARTY TRANSACTIONS

During the three month period ended November 30, 2007, the Company paid Hurricane Corporate Services Ltd. (“Hurricane”) $11,227 (November 30, 2006 - $8,597) for accounting and administrative services, and $1,833 (November 30, 2006 - $5,662) for CFO services.  Hurricane is owned by the directors of the Company.

During the three month period ended November 30, 2007, the Company paid $16,960 (November 30, 2006 - $7,500) as a consulting fee to the Chairman of the Company and his company CPG Consulting Ltd.

During the three month period ended November 30, 2007, the Company paid $20,553 (November 30, 2006 - $ nil) as a consulting fee to Warwick Management Services, which is owned by a director of the Company.

5.   EARNINGS/ (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the six months ended November 30, 2007:
Basic EPS
Income/(Loss) to common stockholders	$(509,532)	71,197,770	$(0.01)
For the six months ended November 30, 2006:
Basic EPS
Income/(Loss) to common Stockholders	$(101,792)	61,788,200	$(0.00)

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

(d) Common Stock Share Purchase Warrants

Between March and July 2007, the Company has received $424,876 for exercising 4,248,760 share purchase warrants at a price of $0.10 per share.  As at November 30, 2007, share purchase warrants outstanding for the purchase of common shares are as follows:

	Warrants Outstanding
Exercise Price	Number of Shares	Expiry Date
$0.10	5,056,400	August 15, 2008
$0.50	2,110,588	September 29, 2008

8.   STOCK OPTIONS

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $43,392 was recorded during the three month period ended November 30, 2007 related to options vested during the period.

The changes in stock options are as follows:	Number	Weighted Average Exercise Price
Balance outstanding, May 31, 2007	2,230,000	$0.571
Granted	-	-
Exercised	-	-
Balance outstanding, November 30, 2007	2,230,000	$0.571

The following table summarized information about the stock options outstanding as at November 30, 2007:

Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Remaining Contractual Life (Years)	Number of Shares
$0.375	280,000	1.80	276,667
$0.375	200,000	2.20	200,000
$0.600 $0.685 $0.950	1,400,000 300,000 50,000	2.20 2.33 2.21	1,050,000 225,000 37,500

9.   COMMITMENTS

On March 18, 2007, The Company has entered into a consulting agreement with Beerenbaum Media GmbH, to provide investor relations services to the Company for $7,500 per month commencing February 1, 2007.  This agreement was amended to reflect a reduction in fees charged at $3,500 per month commencing December 1, 2007.

10.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 4, 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.

SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have an effect on our financial statements.

On December 4, 2007 the FASB issued FASB Statement No. 141 (Revised 2007) (FAS
141(R)), Business Combinations. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R) and acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific item, including:

-Acquisition costs will be generally expensed as incurred;

-Non-controlling interests (formerly known as "minority interests" will be valued at fair value at the acquisition date;

-Acquired contingent liabilities will recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount of the amount determined under existing guidance for non-acquired contingencies;

-In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

-Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

-Charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of FAS141(R) to have an effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating whether or not it will elect to adopt SFAS 159.

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

Foreign Currency and Exchange Rates

Dollar costs of Stallion’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.00 or CA $1.00 being approximately equal to US $1.00 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

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

During the period subsequent to the quarter ended November 30, 2007, the Company drilled two prospective holes, PP F-6A & PP F-83.  Both holes were not to have economic quantities of hydrocarbons and hence were plugged and abandoned.

The Company is anticipating that the remaining three wells that are proved will be tied in and producing by the end of the third quarter ended February 28, 2008.

The following table indicate the Net Reserves for those wells producing and estimated reserves for those wells awaiting connection to the nearby gas gathering system.

Well name	Total Net	Suggested	Proved, Awaiting
	Reserves @ WI	Daily Flow Rate	Tie-in or Producing
	BCF	Cubic Feet

CMR USA 39-14	0.230	140,000	Proved &
Redbug #1			Producing

TEC 1 Closure			Proved &
Faust #1	0.319	175,000	Awaiting Tie

BR F-24	0.196	150,000	Abandoned

USA 37-1	0.341	200,000	Proved &
Redbug #2			Awaiting Tie-in

BR F-33	0.226	194,000	Proved &
			Awaiting Tie-in
PP F-100			Abandoned
PP F-111			Abandoned
PP F-6A			Abandoned
PP F-83			Abandoned
Total	1.312	859,000

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

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the three months ended November 30, 2007, November 30, 2006 and January 09, 2004 (inception) through November 30, 2007 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 09, 2004 to November 30, 2007 was $2,345,934 as a result of proceeds received from sales of our common stock.

The Corporation generated $9,912 in revenues from operations for the quarter ended November 30, 2007, and $16,613 for the six months ended November 30, 2007.  There were no revenues for the comparative periods during the previous year.  These revenues were received from the Company’s exploration and development activities in the oil and natural gas industry.

REVENUES

REVENUE – Gross revenue for the quarter ended November 30, 2007 was $9,912 ($0 for the quarter ended November 30, 2006 and $33,834 for the period from inception to November 30, 2007). For the six months ended November 30, 2007 gross revenue was $16,613 while the gross revenue for the comparative period for November 30, 2006, was $0.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended November 30, 2007 was $574,000 as compared to $1,362,538 for the quarter ended November 30, 2006 and $2,345,934 received for the period from inception on January 09, 2004 through to and including November 30, 2007.

EXPENSES

SUMMARY – Total expenses increased to $382,444 in the quarter ended November 30, 2007 from $83,791 in the corresponding quarter ended November 30, 2006. A total of $1,830,911 in expenses has been incurred since inception on January 09, 2004 through November 30, 2007. The increase in operating costs was caused by the following;

1.

Depletion Costs.  The depletion cost of the first producing well was $24,883.  (November 30, 2006: $0).  There was also a write down in the carrying value of properties of $226,734.

2.

Production Costs.  Production costs associated with the first producing well was $1,456 for the period.  (November 30, 2006: $0).

3.

Consulting Fees.  An increase in consulting fees was caused by the following;

a)

Company’s contract with the Chairman of the Company for professional services.

b)

Company’s contract with a non-arms length Company for CFO services.

c)

Stock based compensation charge of $44,392 resulting from the stock options vested to officers of the Company.

4.

Office and Miscellaneous.  These costs decreased when compared to the same period last year.  The decrease was caused by the Company not expending funds on website development.

5.

Investor relations costs increased to $24,125 (November 30, 2006: $0) caused by a contract with an investor relations firm in Germany.

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

Other Income

During the quarter ended November 30, 2007, the Company earned $0 in interest income from the funds on deposit during the period.  (August 31, 2006: $2,848).  The Company has earned $5,647 from inception on January 9, 2004 through November 30, 2007.

For the quarter ended November 30, 2007, the net loss was $373,252 ($0.01 per share). The loss per share was based on a weighted average of 71,623,508 common shares outstanding. For the same period ended August 31, 2006, the corresponding number was a loss of $80,943 ($0.00) based on 65,144,160 shares outstanding.

Plan of Operation

Stallion believes it can satisfy its cash requirements for the current fiscal year end of May 31, 2008, only by raising additional capital through private placements, equity financing, loans or the like. As of November 30, 2007, we had $111,370 in unallocated working capital, excluding share subscriptions received of $415,000.

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

As at November 30, 2007, we had a working capital surplus of $111,370, excluding share subscription received of $415,000. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on November 30, 2007, we generated $9,192 in oil and gas revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to August 31, 2007 was $2,345,934 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,500 shares at a price of $0.20 under a Regulation SB-2 prospectus offering to a total of 43 placees.  During the quarter ending August 31, 2006, the Company raised $447,520 via an issuance of shares at $0.60.  During the quarter ended November 30, 2006, the Company raised $897,280 via an issuance of shares at $0.85.  During the quarter ended August 31, 2007, the Company realised proceeds of $159,000 from the exercise of outstanding warrants of 1,590,000 at an exercise price of $0.10.

As of November 30, 2007, our total assets which consist of cash, prepaid expenses and the Working Interest in the Mississippi Prospect amounted to $1,274,722 (May 31, 2007 $1,160,830) and our total liabilities were $422,349 (May 31, 2007 $46,173).  The increase in liabilities was caused by the timing difference in receiving share subscriptions of $415,000 and issuing the shares from Treasury.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2007. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3.

Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2007.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of November 30, 2007, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2.

Changes in Securities

Stallion had 71,970,748 shares of common stock issued and outstanding as of January 8, 2008. Of these shares, approximately 30,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5.

Other Information

Common Stock

During the three - month period ended August 31, 2007, 1,590,000 shares of common stock were issued upon exercise of warrants at $0.10 per share.  $159,000 was raised via the exercise of warrants. As of January 8, 2008, there were 71,970,748 shares issued and outstanding.

Options

No options were granted to officers of the Company during the three-month period ending November 30, 2007.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended November 30, 2007: NONE

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

Date: January 14, 2008

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

Dated: January 14, 2008

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

Dated: January 14, 2008

By:

/s/”Kulwant Sandher”

Kulwant Sandher

CFO

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended November 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Kulwant Sandher, Director/CFO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 14, 2008

/s/ Kulwant Sandher

Kulwant Sandher

Director/ CFO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended November 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, CEO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 14, 2008

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Chairman /CEO