Form 10QSB
period 2008-02-29
STALLION GROUP
filed 2008-04-14
CIK 1285894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 29, 2008

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  71,623,508  shares of Common Stock as of February 29, 2008.

Transitional Small Business Format.   Yes [  ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE STALLION GROUP
(An Exploration Stage Company)
Balance Sheets
February 29, 2008
	February 29,	May 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	$18,946	$162,266
Accounts receivable	25,887	5,808
Prepaid expense	6,596	4,585

Total current assets	51,429	172,659

Capital assets, net	6,990	5,438

Other assets

Oil and gas properties (Note 3)
Proved properties subject to amortization	423,354	90,679
Unproved properties	631,614	892,054

Total Other assets	1,054,968	982,733

TOTAL ASSETS	$1,113,387	$1,160,830

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$17,494	$45,896
Due to related party	3,458	277
Shares subscription received	664,500	-

Total current liabilities	685,452	46,173

Total liabilities	685,452	46,173

Commitments

Stockholders' equity (Note 7)

Common stock, $0.001 par value; 1,200,000,000 shares authorized
71,623,508, 70,033,508 shares issued and outstanding respectively	71,624	70,034

Additional paid-in capital	2,713,221	2,315,622

Cumulative other comprehensive income	12,825	10,889

Accumulated deficit	(2,369,735)	(1,281,888)

Total stockholders' equity	427,935	1,114,657

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,113,387	$1,160,830

THE STALLION GROUP
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
					January 9, 2004
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	February 29,	February 28,	February 29,	February 28,	February 29,
	2008	2007	2008	2007	2008
Revenue
Natural gas and oil revenue	$40,666	$-	$57,279	$-	$74,500

Cost of revenue
Natural gas and oil operating costs	24,218	-	27,130	-	28,976
Depletion	55,745	9,136	86,993	9,136	129,949
Writedown in carrying value of oil and gas property	310,594	-	537,328	-	711,639

	390,557	9,136	651,451	9,136	870,564

Gross profit	(349,891)	(9,136)	(594,172)	(9,136)	(796,064)

Expenses
Contribute rent	-	-	-	-	2,900
Contribute administrative support	-	-	-	-	450
Consulting (Note 8)	172,584	235,195	330,383	274,995	985,359
Depreciation	656	271	1,783	453	2,614
Investor relations services	10,956	73,758	66,260	78,829	201,121
Mineral exploration and filing fees (Note 6)	1,228	1,727	8,385	5,777	45,964
Legal and accounting	34,958	10,710	67,016	39,195	178,882
Office and miscellaneous	5,663	7,239	12,986	25,489	68,010
Organization costs	-	-	-	-	1,160
Travel	1,728	9,067	4,976	14,658	78,865
Business promotion	-	-	-	1,865	7,151
Other	651	274	1,886	1,620	6,852

Total expenses	228,424	338,241	493,675	442,881	1,579,328

Loss from operations	(578,315)	(347,377)	(1,087,847)	(452,017)	(2,375,392)

Other income
Interest income	-	2,809	-	5,657	5,657

Total other income	-	2,809	-	5,657	5,657

Net loss before Income Tax	(578,315)	(344,568)	(1,087,847)	(446,360)	(2,369,735)
Income Tax	-	-	-	-	-

Net loss	$(578,315)	$(344,568)	$(1,087,847)	$(446,360)	$(2,369,735)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.04)

Basic and diluted weighted average
common shares outstanding	71,623,508	62,167,610	71,339,165	62,902,292	57,180,653

Comprehensive Income/(Loss)
Net Loss	$(578,315)	$(344,568)	$(1,087,847)	$(446,360)	$(2,369,735)
Other Comprehensive Income/(Loss)
Foreign Currency translation	659	(2,970)	1,936	(3,894)	12,825

Comprehensive Loss	$(577,656)	$(347,538)	$(1,085,911)	$(450,254)	$(2,356,910)

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
JANUARY 9, 2004 (inception) TO FEBRUARY 29, 2008
(Unaudited)

	Common Stock		Additional		Cumulative	Total
		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity

Balance at January 9, 2004 (inception)	-	$-	$-	$-	$-	$-

February 2004, common stock sold to an officer
($0.001/share)	30,000,000	30,000	(25,000)	-	-	5,000
April 2004 through May 2004, common stock
sold in private placement offering
($0.01/share) (Note 7)	19,200,000	19,200	12,800			32,000
Office space and administrative support
contributed by an officer	-	-	550	-	-	550
Net loss, period ended May 31, 2004	-	-	-	(4,859)	-	(4,859)

Balance at May 31, 2004	49,200,000	49,200	(11,650)	(4,859)	-	32,691

June 2004, common stock sold in private
placement offering ($0.01/share)(Note 7)	4,800,000	4,800	3,200	-	-	8,000
May 2005, common stock sold in public offering,
net of offering costs of $7,500 ($0.2/share)
($0.2/share) (Note 7)	1,839,000	1,839	51,961			53,800
Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400
Comprehensive loss:
Net loss, year ended May 31, 2005	-	-	-	(20,353)	-	(20,353)
Cumulative translation adjustment	-	-	-	-	(387)	(387)
Comprehensive loss						(20,740)

Balance at May 31, 2005	55,839,000	55,839	44,911	(25,212)	(387)	75,151

Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400
Comprehensive loss:
Net loss, year ended May 31, 2006	-	-	-	(59,304)	-	(59,304)
Cumulative translation adjustment	-	-	-	-	1,497	1,497
Comprehensive loss						(57,807)

Balance, May 31, 2006	55,839,000	$55,839	$46,311	$(84,516)	$1,110	$18,744

Common stock sold to the director at
$0.1 per share (post forward split)
on September 14, 2006	360,000	360	17,640	-	-	18,000
Issuance of common stock for cash at
$0.1 per share (post forward split)
on October 17, 2006	8,945,160	8,946	438,312	-	-	447,258
Issuance of common stock for cash at
$0.85 per share on February 28, 2007	2,110,588	2,110	894,890	-	-	897,000
Exercise of option at $0.375 per share
by the Director	120,000	120	44,880	-	-	45,000
Exercise of warrant at $0.1 per share	2,658,760	2,659	263,217	-	-	265,876
Stock-based compensation on
options granted	-	-	610,372	-	-	610,372
Comprehensive loss:
Net loss, year ended May 31, 2007	-	-	-	(1,197,372)	-	(1,197,372)
Cumulative translation adjustment	-	-	-	-	9,779	9,779
Comprehensive loss						(1,187,593)

Balance, May 31, 2007	70,033,508	$70,034	$2,315,622	$(1,281,888)	$10,889	$1,114,657

Exercise of warrant at $0.1 per share	1,590,000	1,590	157,410	-	-	159,000
Stock-based compensation on
options vested	-	-	240,189	-	-	240,189
Comprehensive loss:
Net loss, period ended February 29, 2008	-	-	-	(1,087,847)	-	(1,087,847)
Cumulative translation adjustment	-	-	-	-	1,936	1,936
Comprehensive loss						(1,085,911)

Balance, February 29, 2008	71,623,508	$71,624	$2,713,221	$(2,369,735)	$12,825	$427,935

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			January 9, 2004
			(Inception)
	Nine Months Ended		Through
	February 29,	February 28,	February 29,
	2008	2007	2008
Cash flows provided (used) by operating activities:

Net loss	$(1,087,847)	$(446,360)	$(2,369,735)

Adjustments to reconcile net loss to net cash used in operating activities:
Office space and administrative support contributed by an officer	-	-	3,350
Stock based compensation (Note 8)	240,189	246,361	850,561
Depletion	86,993	9,136	129,949
Write down in carrying value of oil and gas properties	537,328	-	711,639
Depreciation	1,783	453	2,614

Changes in operating assets and liabilities:
Increase in Accounts receivable	(20,079)	-	(25,887)
Increase in Prepaid expenses	(2,011)	(6,762)	(6,596)
Increase/(Decrease) in Accounts payable	(28,402)	1,721	17,494
Increase/(Decrease) in Accrued liabilities	-	5,200	-
Increase in amounts due to related party	3,181	9,371	3,458

Net cash used by operating activities	(268,865)	(180,880)	(683,153)

Cash flows used by investing activities:

Oil and gas properties acquisition (Note 3)	(696,556)	(900,000)	(1,896,556)
Purchase of furniture and computer equipment	(3,335)	(6,269)	(9,604)

Net cash used by investing activities	(699,891)	(906,269)	(1,906,160)

Cash flows provided (used) by financing activities:

Proceeds from sales of common stock	-	1,362,258	1,468,558
Proceeds from exercise of options and warrants	159,000	-	469,876
Payment of offering costs	-	-	(7,500)
Shares subscription received	664,500	-	664,500

Net cash provided by financing activities	823,500	1,362,258	2,595,434

Effect of exchange rate changes on cash	1,936	(3,894)	12,825

Increase in cash and cash equivalents	(143,320)	271,215	18,946

Cash and cash equivalents, beginning of period	162,266	22,100	-

Cash and cash equivalents, end of period	$18,946	$293,315	$18,946

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

February 29, 2008

1.

BASIS OF PRESENTATION

The unaudited financial statements as of February 29, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these condensed financial statements be read in conjunction with the May 31, 2007 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,369,735 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

g)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At February 29, 2008, the Company had no overproduced imbalances.

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

	For the Periods Ended
	February 29,	February 28,
	2008	2007
Furniture and Equipment	$9,604	$6,269
Depreciation	(2,614)	(453)
Total	$6,990	$5,816

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

    q)  Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”.  SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  The Company had no asset retirement obligation as of February 29, 2008.

3.   OIL AND GAS PROPERTIES

(a) Proved property

Property	May 31, 2007	Addition	Depletion for the period	Write down in carrying value	February 29, 2008
U.S.A. – Proved property	$90,679	$956,996	$(86,993)	$(537,328)	$423,354

(b) Unproved property

Property	May 31, 2007	Addition	Cost added to capitalized cost	February 29, 2008
U.S.A. – Unproved property	$892,054	$696,556	$(956,996)	$631,614

      Description

i.   Mississippi II, Mississippi, U.S.A.

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

1.

On, or before October 1, 2006 the Company shall pay $600,000 for further development of prospects on lands of interest in Mississippi and Louisiana.

2.

On, or before November 1, 2006 the Company shall pay $300,000 for further development of prospects on lands of interest in Mississippi and Louisiana.

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

During the three month ended February 29, 2008, the well, BR F-33 and USA 1-37 started producing gas and Faust #1 was found to be proven.  The Company also paid $98,834 for PP F-83 and $98,834 for PP F-6A.  These two wells were plugged and the cost was added to proven properties subject to depletion.

ii.   Willows Gas Field, California, U.S.A

On October 15, 2007, the Company agreed to participate in the drilling program to be conducted by Production Specialties Company (“PSC”).  The Company shall pay for the initial test well, 12.5% of 100% of all costs and expenses of drilling, completing, testing and equipping the Wilson Creek #1-27, to earn 6.25% working interest.  As of February 29, 2008, the Company has expended $193,638 for the costs of Wilson Creek #1-27 and $60,000 for 3D seismic in the prospect area.

4.   RELATED PARTY TRANSACTIONS

During the three month period ended February 29, 2008, the Company paid $10,584 (February 28, 2007 - $8,275) for accounting and administrative services to a Company controlled by a director.

During the three month period ended February 29, 2008, the Company paid $9,000 (February 28, 2007 - $10,500) as a consulting fee to the Chairman of the Company.

During the three month period ended February 29, 2008, the Company paid $9,048 (February 28, 2007 - $5,409) as a consulting fee to the CFO of the Company.

5.   EARNINGS/ (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the nine months ended February 29, 2008:
Basic EPS
Income/(Loss) to common stockholders	$(1,087,847)	71,339,165	$(0.02)
For the nine months ended February 28, 2007:
Basic EPS
Income/(Loss) to common Stockholders	$(446,360)	62,902,292	$(0.01)

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

7.   STOCKHOLDERS’ EQUITY

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

(d) Common Stock Share Purchase Warrants

Between March and July 2007, the Company has received $424,876 for exercising 4,248,760 share purchase warrants at a price of $0.10 per share.  As at February 29, 2008, share purchase warrants outstanding for the purchase of common shares are as follows:

	Warrants Outstanding
Exercise Price	Number of Shares	Expiry Date
$0.10	5,056,400	August 15, 2008
$0.50	2,110,588	September 29, 2008

8.   STOCK OPTIONS

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $154,536 was recorded during the three month period ended February 29, 2008 related to options vested during the period.

The changes in stock options are as follows:	Number	Weighted Average Exercise Price
Balance outstanding, May 31, 2007	2,230,000	$0.571
Granted	-	-
Exercised	-	-
Balance outstanding, February 29, 2008	2,230,000	$0.571

The following table summarized information about the stock options outstanding as at February 29, 2008:

		Options Outstanding	Options Exercisable
Range of Exercise Price	Weighted Average Exercise Price	Number of Shares	Remaining Contractual Life (Years)	Number of Shares
$0.375	$0.375	280,000	1.55	280,000
$0.375	$0.375	200,000	1.95	200,000
$0.600 $0.685 $0.950	$0.600 $0.685 $0.950	1,400,000 300,000 50,000	1.95 2.08 2.21	1,400,000 300,000 50,000
Total	$0.571	2,230,000		2,230,000

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

North Sacramento Valley Prospect

During the quarter, the Company entered into a Farm Out Agreement with Production Specialties Company for a natural gas prospect area located in the North Sacramento Valley, California.  Stallion has participated in the drilling of the first well on the prospect area and encountered a number of prospective pay zones.  Testing has been completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas, the well currently being connected to the nearby delivery system and revenues are expected to be received within the next quarter.

Under the Farm Out Agreement, Stallion will pay 12.5% of the costs of the first well to earn a 6.5% interest. Thereafter, Stallion will pay 6.5% of the costs of future wells to earn 6.5%.  Total costs for this prospect for the end of the quarter ended February 29, 2008 is $253,638

Risks

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

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the three months ended February 29, 2008, February 28, 2007 and January 09, 2004 (inception) through February 29, 2008 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 09, 2004 to February 29, 2008 was $2,595,434 as a result of proceeds received from sales of our common stock.

The Corporation generated $40,666 in revenues from operations for the quarter ended February 29, 2008, and $57,279 for the nine months ended February 29, 2008.  There were no revenues for the comparative periods during the previous year.  These revenues were received from the Company’s exploration and development activities in the oil and natural gas industry.

REVENUES

REVENUE – Gross revenue for the quarter ended February 29, 2008 was $40,666 ($0 for the quarter ended February 29, 2007 and $74,500 for the period from inception to February 29, 2008). For the nine months ended February 29, 2008 gross revenue was $57,279 while the gross revenue for the comparative period for February 29, 2007, was $0.

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

EXPENSES

SUMMARY – Total expenses increased to $618,981 for the quarter ended February 29, 2008 from $347,377 in the corresponding quarter ended February 29, 2007. A total of $2,449,892 in expenses has been incurred since inception on January 09, 2004 through February 29, 2008. The increase in operating costs was caused by the following;

1.

Depletion Costs.  The depletion cost for the quarter ending February 29, 2008 was $24,218.  (February 29, 2007: $0).  There was also a write down in the carrying value of properties of $310,594.

2.

Production Costs.  Production costs associated with producing wells was $55,745 for the period.  (February 29, 2008: $9,136).  The increase was caused by an increase in the number of producing wells as well as the costs associated therein.

3.

Consulting Fees.  An increase in consulting fees was caused by the following;

a)

Company’s contract with the Chairman of the Company for professional services.

b)

Company’s contract with a non-arms length Company for CFO services.

c)

Stock based compensation charge of $155,536 resulting from the stock options vested to officers of the Company during the quarter.

4.

Office and Miscellaneous.  These costs decreased when compared to the same period last year.  The decrease was caused by the Company not expending funds on website development.

5.

Investor relations costs decreased to $10,956 (February 29, 2007: $73,758) caused by a contract with an investor relations firm in Germany.

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

Other Income

During the quarter ended February 29, 2008, the Company earned $0 in interest income from the funds on deposit during the period.  (February 29, 2007: $2,809).  The Company has earned $5,657 from inception on January 9, 2004 through February 29, 2008.

For the quarter ended February 29, 2008, the net loss was $(578,315) ($0.01 per share). The loss per share was based on a weighted average of 71,623,508 common shares outstanding. For the same period ended February 29, 2007, the corresponding number was a loss of $(344,568) ($0.01 per share) based on 62,167,610 shares outstanding.

Plan of Operation

Stallion believes it can satisfy its cash requirements for the current fiscal year end of May 31, 2008, only by raising additional capital through private placements, equity financing, loans or the like. As of February 29, 2008, we had $30,477 in unallocated working capital, excluding share subscriptions received of $664,500.

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

As at February 29, 2008, we had a working capital surplus of $30,477, excluding share subscription received of $664,500. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of the end of the last quarter on February 29, 2008, we generated $40,666 in oil and gas revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to February 29, 2008 was $2,595,434 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,500 shares at a price of $0.20 under a Regulation SB-2 prospectus offering to a total of 43 placees.  During the quarter ending August 31, 2006, the Company raised $447,520 via an issuance of shares at $0.60.  During the quarter ended November 30, 2006, the Company raised $897,280 via an issuance of shares at $0.85.  During the quarter ended August 31, 2007, the Company realised proceeds of $159,000 from the exercise of outstanding warrants of 1,590,000 at an exercise price of $0.10.  During the none months ended February 29, 2008, we had received $664,500 in share subscriptions.

As of February 29, 2008, our total assets which consist of cash, prepaid expenses and the Working Interest in the Mississippi Prospect amounted to $1,113,387 (May 31, 2007 $1,160,830) and our total liabilities were $685,452 (May 31, 2007 $46,173).  The increase in liabilities was caused by the timing difference in receiving share subscriptions of $664,500 and issuing the shares from Treasury.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended February 29, 2008. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3.

Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 29, 2008.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of February 29, 2008, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2.

Changes in Securities

Stallion had 71,970,748 shares of common stock issued and outstanding as of April 7, 2008. Of these shares, approximately 30,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5.

Other Information

Common Stock

During the three - month period ended August 31, 2007, 1,590,000 shares of common stock were issued upon exercise of warrants at $0.10 per share.  $159,000 was raised via the exercise of warrants. As of April 7, 2008, there were 71,970,748 shares issued and outstanding.

Options

No options were granted to officers of the Company during the three-month period ending February 29, 2008.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended February 29, 2008: NONE

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

Exhibit 3.1

Articles of Incorporation of The Stallion Group dated January 09, 2004.

Exhibit 3.2

Bylaws of The Stallion Group dated January 28, 2004.

Exhibit 10.1

*       Incorporated by reference to SB-2 Registration Statement filed on October 1, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Stallion Group

(Registrant)

Date: APRIL 14, 2008

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

Dated: April 14, 2008

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

Dated: April 14, 2008

By:

/s/”Kulwant Sandher”

Kulwant Sandher

CFO

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), I, Kulwant Sandher, Director/CFO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2008

/s/ Kulwant Sandher

Kulwant Sandher

Director/ CFO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, CEO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2008

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Chairman /CEO