Form 10-K/A
period 2008-05-31
STALLION GROUP
filed 2008-09-11
CIK 1285894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008

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

Registrant’s telephone number: (604) 662-7901

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer [   ]

               Accelerated filer [   ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)                  Smaller reporting company [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [    ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $23,075,042 as at, November 30, 2007.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 72,109,508 common shares issued and outstanding as of May 31, 2008.

i

Form 10-K

Table of Contents

Part

Item No.

Note on Forward looking Statements

Glossary of Terms

I

1

Business

2

Properties

3

Legal Proceedings

4

Submission of Matters to a Vote of Security Holders

II

5

Market for Registrant’s Common Equity and Related Stockholder Matters

6

Selected Financial Data

7

Management’s Discussion and Analysis of Financial Condition and Results of Operation

8

Financial Statements and Supplementary Data

9

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

9A

Controls and Procedures

9B

Other Information

III

10

Directors, Executive Officers and Corporate Governance

11

Executive Compensation

12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

13

Certain Relationships and Related Transactions and Director Independence

14

Principal Accountant Fees and Services

IV

15

Exhibits

Signatures

Note Regarding Forward Looking Statements

This Form 10-K contains forward-looking statements, which may be identified as statements containing, including without limitation, the words believes, anticipates, intends, expects or similar words.  These statements are based on our belief as well as assumptions we made using information currently available to us.  Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions.  Actual future results may differ significantly from the results discussed in the forwards-looking statements.  Some, but not all, of the factors that may cause these differences include:  risks related to political and economic uncertainties; risks related to the implementation of our business strategy; our ability to obtain financing on acceptable terms; competition in the oil and gas industry; and other uncertainties described elsewhere herein. You should not place undue reliance on these forward-looking statements.

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

“Gross" oil or gas well or "gross" acre is a well or acre in which we have a working interest.

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

PART I

Item 1. Business

We are engaged in the business of exploring for and producing oil and natural gas. Our involvement in the oil and natural gas business to date has been through our participating interest in an exploration program on the Wilcox formation located in Mississippi.   We have participated in drilling six Frio wells and one Wilcox well to date, which has resulted in one producing well, two abandoned wells, one well that has been completed as a gas well and from which production is pending. We funded a total of $1,200,000 of the four hole drill program on the Wilcox formation.  We also have a right to participate in a drill program on the Frio formation, which will consist of up to 16 drill holes.  Our participation in the Frio formation drill program will require that we raise additional capital to meet our funding commitments.  We have also participated in drilling one prospect well in Willows Gas Field to date.

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

We completed the on-site work of Phase I of the planned two-phase exploration program  and have spent approximately CAD$35,000 on the claims.  As a result of oil and natural gas activities, we have allowed the option to lapse.

Oil and Gas Property

On August 2, 2006 the Company entered into an agreement (the “Participation Agreement”) with Griffin & Griffin Exploration LLC (“G&G”) in connection with two drilling programs to be conducted by G&G.  According to the Participation Agreement, the Company’s share of all costs was 30% (its “pro-rata share”), which entitled the Company to share in the following arrangement:

Wilcox wells:

a)

G&G will be entitled to receive 25% of all net revenues

b)

The Company will be entitled to receive its pro-rata share  of seventy-five percent (75%) of all net revenues, being (23%) of such net revenues.

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

Frio wells:

a)

G&G will be entitled to 20% of all net revenues;

b)

The Company will be entitled to receive its pro-rata share of 80% of all net revenues, being 24% of such net revenues.

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

Effective June 13, 2007, the Company increased its interest, and thus its pro-rata share of costs, in the drilling programs covered by the Participation Agreement to 40%.  The Company is currently in the process of finalizing documentation to reflect such changes in connection with its interests in the Frio-Wilcox drilling programs.

Willows Gas Field

On February 15, 2008 the Company entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California. Production Specialties is currently involved in the generation and participation of various prospects encompassing 300 square miles of 3 dimensional seismic shot in the Sacramento Valley. The specific prospect area of Stallion's participation is within a previous producing field and it is expected that multiple prospects will be identified.

The Company drilled its first prospect well paying 12.5% of the costs of the first well to earn a 6.5% Working Interest. Thereafter, the Company will pay 6.5% of the costs of future wells to earn 6.5% Working Interest.    The total costs of the first well were $193,638.  The well has been connected to a nearby pipeline and revenue for the year ended May 31, 2008 was $34,216 (May 31, 2007: $0).

Employees

At present, we have no other employees, other than our officers and directors. Neither Chief Executive Officer/Chairman, Mr. Paton-Gay, or our Chief Financial Officer, Mr. Kulwant Sandher has an employment agreement with us.

We intend to hire employees and contractors on an as needed basis. We have entered into an operating agreement with Griffin & Griffin LLC to provide drilling and exploration services for the Company’s Frio-Wilcox property. We do not intend to hire employees at this time.

Item 2. Properties

Mississippi Frio-Wilcox Joint Venture

Location and Access

The  Mississippi  Frio-Wilcox  Joint  Venture is located on the border of southern Mississippi and Louisiana along the floodplain of the Mississippi  river. The area is approximately 20 miles west of Woodville, Mississippi and approximately 50 miles northwest of Baton Rouge, Louisiana.  The wells are located in Township 2 North, Ranges 4 & 5, in West Adams and Wilkinson Counties in the state of  Mississippi.  The area is accessible via Interstate 55 (approximately 100 miles south of Jackson,  Mississippi) and then west via state highways.  The drill locations are accessed by secondary  gravel and dirt roads.  Transporting  natural gas to market  will be  accomplished  via a series of pipelines which cross the project area.

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

Proposed Program of Exploration

Exploration   activities  on  the Mississippi  Frio-Wilcox  Joint Venture has been delayed due to adverse  weather conditions.  We  are currently evaluating the further exploration targets on  the Mississippi Frio-Wilcox  Joint Venture.

Willows Gas Field

The Company has participated in approximately 8 squares miles of a 3 dimensional seismic program located in Glenn County California in the northern Sacramento Valley. One well has been drilled completed tested and is currently selling gas at initial volumes of 1200 to 1500 Mcf/per day. There  have been at least 12 other prospects generated from this seismic program and currently 3 additional wells have been permitted and approved to drill and there are 4 new wells going through the permit process. These are shallow wells, 2000'-4500' true vertical depth.

Cost Estimates Including Previous Work

As of May 31, 2008, we expended $1,896,557 in connection with the Mississippi  Frio-Wilcox Joint Venture and the Willows Gas Field Joint Venture, including leasing, title, drilling, seismic, and casing.

Present Activities

We have drilled twelve Frio wells to date.  We have abandoned eight of these wells.  The four remaining wells have shown economically recoverable hydrocarbons: Redbug #1, Redbug #2,  Faust #1, and Buffalo River F-33.  We have drilled our first well in the Willows Gas Field and this has shown economically recoverable hydrocarbons.

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

	Gross	Net
Producing Gas Wells	4	1.26
Shut-in Gas Wells	1	0.4
Wells in Various Stages of Completion and Water Disposal Wells	0	0
TOTAL	5	1.5

Oil And Gas Reserve Quantities

The oil and gas interests in the Mississippi Wilcox Joint-Venture that we participate in are subject to an independent reserve report entitled Est. of Future Reserves and Revenues in Mississippi of Louisiana to the LDBTS Joint Venture as of May 31, 2008. We have calculated the reserve quantities using these reports.

Proved  oil and gas  reserves  are the  estimated  quantities  of crude  oil and natural gas which  geological and engineering  data  demonstrate with reasonable certainty to be recoverable in future years from known reservoirs  under existing economic and operating conditions.  Due to inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise.  Although we believe these estimates are reasonable, actual future production, cash flows taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas may vary substantially form these estimates.  Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.  Based on the Veazey Reserve Report, we had estimated total proved developed reserves of 107,920 MCF.  We have not reported our reserves to any federal authority or agency.  The following table sets forth certain information as of May 31, 2008 with respect to our estimated proved oil and gas reserves pursuant to SEC guidelines, and the present value of our proved oil and gas reserves.

Proved Reserves

	Oil	Net Gas (MCF)	Undiscounted Cash Flow	Discounted (10%) Cash Flow
Proved Developed	0	107,920	509,456	442,180

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties.  Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices.  The average price utilized for the purpose of estimating our proved reserves and the present vale of proved reserves as of May 31, 2008 was $9.64 per MCF of gas.

Production for the twelve months ended May 31, 2008, our total net production, was approximately 21,800 MCF of natural gas.  The average prices received for our natural gas sales was $7.40 per MCF.  Our average cost per MCF was $1.86.

Oil and Gas Acreage

The following table sets forth the undeveloped and developed  acreage, by area, in which we hold an interest as of May 31,  2008.  Undeveloped acres are acres on which wells have not been  drilled  or  completed  to a point  that  would  permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage  contains proved  reserves.  Developed  acres are acres,  which are spaced or assignable to  productive  wells.  Gross acres are the total number of acres  in  which  we  have a  working  interest.  Net  acreage  is  obtained  by multiplying gross acreage by our working interest  percentage in the properties. The table  does not  include  acreage  in which we have a  contractual  right to acquire or to earn through future drilling projects, or any other acreage for which we have not yet received registered interests.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Mississippi	0	0	1,360	408
Louisiana	0	0	0	0
California	0	0	625	39
TOTAL	0	0	1,360	447

Drilling Activity

The following  table sets forth drilling  activity by the operator during the period ended May 31,  2008:

	Gross	Net
Exploratory Wells
Productive	5	1.66
Dry	8	3.2
Development Wells
Productive	0	0
Dry	0	0
TOTAL WELLS	13	4.86

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

The Company has developed a foundational strategy for success which includes careful analysis of every opportunity to determine how it fits with the overall strategic objectives of the Company.  The strategic objectives is to develop proven energy rich areas of North America.

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

Distribution

The operator on the oil and natural gas properties in which we currently hold a participating interest has access to the following pipelines;

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

•

Other area Pipelines - Other lines in this area include Duke, Mid-Louisiana, TRANSCO and Pinnacle. These lines have transportation rates of $0.11 to $0.50/Mcf (price does not include compression, dehydration or gas processing).

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

Our operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production for oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we can produce from its wells and to limit the number of wells or the locations at which we can drill.

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

Under the OPA, a release of oil into water or other areas designated by the statute could result in the us being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set out in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in the Company being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Trades in our common shares are quoted on the Over-the-Counter Bulletin Board (OTC Bulletin Board) which is a quotation service administered by the Financial Industry Regulatory Authority (FINRA). Our trading symbol on this service is “SLGR”.

The OTC Bulletin Board has a limited and sporadic trading market and does not constitute an established trading market.  The following table sets forth the range of high and low price information of the common shares as reported on the OTC Bulletin Board for each fiscal quarter since trades in the stock commenced quotation on the OTC Bulletin Board on January 19, 2006, and the subsequent period ending May 31,  2007.  The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period Ended	High ($)	Low ($)

May 31, 2008	0.31	0.07
February 28, 2008	0.42	0.20
November 30, 2007	0.60	0.24
August 31, 2007	1.24	0.36
May 31, 2007(1)	1.28	0.69
February 28, 2007	1.45	0.99
November 30,2006(2)	1.55	0.55
August 31, 2006	1.03	1.03
May 31, 2006	1.05	1.05
February 28, 2006	0.91	0.91

(1)

Reflects adjusted prices after a two for one share split effective April 17, 2007.

(2)

Reflects adjusted prices after a three for one share split effective September 30, 2006.

Holders of Record

As of May 31, 2008, there were 25 holders of record of our common stock holding a total of 72,109,508 shares, and an undetermined number of beneficial holders.

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

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at May 31, 2008 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	N/A

Equity compensation plans not approved by security holders	2,680,000	$0.5391	2,850,000
Total	2,680,000	$0.5391	2,850,000

Sales of Unregistered Securities

During the year ended May 31, 2007, Stallion has sold the following securities which were not registered under the Securities Act of 1933, as amended:

During the year ended May 31, 2008, the Company issued 1,590,000 shares pursuant to an exercise of warrants at $0.10 per common for cash proceeds of $159,000.  The shares were issued to non-US persons pursuant to Regulation S of the Securities Act of 1933.

On May 30, 2008, the Company issued 486,000 shares at $0.75 per share for cash proceeds of $364,500.  The shares were issued to non-US persons pursuant to Regulation S of the Securities Act of 1933.

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliate of the Company purchased common shares of the Company in the year ending May 31, 2008.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

We were incorporated in the State of Nevada on January 09, 2004 as The Stallion Group and established a fiscal year end of May 31. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 604 – 700 West Pender Street, Vancouver, British Columbia V6C 1G8. Our telephone number is (604) 662-7901. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. On September 27, 2006 we split our stock on a 3 for 1 basis and on April 17, 2007, we split our stock on a 2 for 1 basis.  We are a start-up, exploration stage company engaged in the search for minerals including natural gas, oil and gold. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

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

Mississippi Prospect

On August 2, 2006 the Company entered into an agreement (the “Participation Agreement”) with Griffin & Griffin Exploration LLC (“G&G”) in connection with two drilling programs to be conducted by G&G.  According to the Participation Agreement, the Company’s share of all costs was 30% (its “pro-rata share”), which entitled the Company to share in the following arrangement:

Wilcox wells:

d)

G&G will be entitled to receive 25% of all net revenues

e)

The Company will be entitled to receive its pro-rata share  of seventy-five percent (75%) of all net revenues, being (23%) of such net revenues.

f)

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

Frio wells:

c)

G&G will be entitled to 20% of all net revenues;

d)

The Company will be entitled to receive its pro-rata share of 80% of all net revenues, being 24% of such net revenues.

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

Effective June 13, 2007, the Company increased its interest, and thus its pro-rata share of costs, in the drilling programs covered by the Participation Agreement to 40%.  The Company is currently in the process of finalizing documentation to reflect such changes in connection with its interests in the Frio-Wilcox drilling programs.

The CMR-USA-39-14 (Redbug #1) well, was drilled to a depth of 3,200 feet and encountered 24 feet of pay. The well is now connected to a nearby pipeline and has begun producing natural gas on December 23, 2006.  The costs associated with this well were $105,376.  The revenue produced from this well was $50,723 for the year ended May 31, 2008.  (May 31, 2007: $17,221).

The second well in this program was the Dixon #1 well, which reached total depth of 8,650 feet, and reached the Wilcox formation. However, after testing, the well showed no hydrocarbons and ,therefore, was plugged and abandoned.  The costs transferred to Proving properties amounted to $121,815.

TEC-1 closure (known as the Faust #1 well) has encountered the Frio gas formation and has been completed as a gas well. The well encountered significant gas reserves. The Operator has now completed gas flow testing and the production test rate was approximately 283 Mcf/day using a 6/64 choke. This well encountered pressures exceeding 800 psi. Stallion expects the production rate to normalize at 200 Mcf/day This well should be tied in during the 2009 fiscal year.  The total costs for this well amounted to $129,223.

The CMR-USA-37-1 (Redbug #2) well was drilled to a depth of 3,220 feet.  The well encountered 10 feet of net pay at a depth between 2,630 and 2,640 feet.  The well is connected to the nearby pipeline and has begun producing natural gas.  The revenue produced from this well was $34,788 for the year ended May 31, 2008.  (May 31, 2007: $0).

The Buffalo River F-33 well was drilled to a depth of 3,837 feet.  The well encountered 12 feet of net  pay at a depth of between 3,152 and 3,165 feet, with estimated reserves of 0.226 BCF.  The costs of this well amounted to $132,861.  The revenue produced from this well was $73,836 for the year ended may 31, 2008, (May 31, 2007:$0).

The following table indicate the Net Reserves for those wells producing and estimated reserves for those wells awaiting connection to the nearby gas gathering system.  It also shows those wells drilled and abandoned.

Well Name	Total Net Reserves at WI BCF	Suggested daily Flow Rate in Cubic Feet	Proved, Awaiting Tie-in, Producing or Abandoned
CMR USA 39-14 (Redbug #1)	0.230	140,000	Proved & Producing
TEC 1 Closure – Faust #1	0.319	175,000	Proved & Awaiting Tie-In
BR F-24	0.196	154,000	Abandoned
USA 37-1 Redbug #2	0.341	200,000	Proved & Producing
BR F – 33	0.226	194,000	Proved & Producing
PP F-111	-	-	Abandoned
Randall #1	-	-	Abandoned
PP F-90	-	-	Abandoned
PP F-91	-	-	Abandoned
PP F-100	-	-	Abandoned
PP F-83	-	-	Abandoned
PP F-6A	-	-	Abandoned

Willows Gas Field

On February 15, 2008, the Company entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California. Production Specialties is currently involved in the generation and participation of various prospects encompassing 300 square miles of 3 dimensional seismic shot in the Sacramento Valley. The specific prospect area of Stallion's participation is within a previous producing field and it is expected that multiple prospects will be identified.

The Company drilled its first prospect well paying 12.5% of the costs of the first well to earn a 6.5% Working Interest. Thereafter, the Company will pay 6.5% of the costs of future wells to earn 6.5% Working Interest.  The exploration well encountered gas reserves that were economically viable.  The total costs of the first well were $193,638.  The well has been connected to a nearby pipeline and revenue for the year ended May 31, 2008 was $34,216 (May 31, 2007: $0).

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

We intend to hire geologists, engineers, operators and excavation subcontractors on an as needed basis. We have entered into an operating agreement with Griffin & Griffin LLC to provide drilling and exploration services for the Company’s Mississippi’s play.

Offices

Our offices are located at 604 – 700 West Pender Street, B.C. Canada V6C 1G8. Currently, these facilities are provided to the Company by Hurricane Corporate Services Ltd., a company owned by two directors.  The costs regarding accounting, office, secretarial and consulting services are paid on a fixed amount per month.

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the years ended May 31, 2008, May 31, 2007 and January 09, 2004 (inception) through May 31, 2008 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 09, 2004 to May 31, 2008 was $2,595,434 as a result of proceeds received from sales of our common stock.

Revenues

REVENUE – Gross revenue for the year ended May 31, 2008 was $193,563 ($17,221 for the year ended May 31, 2007 and $210,784 for the period from inception to May 31, 2008).

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the year ended May 31, 2008 was $823,500 as compared to $1,673,134 for the year ended May 31, 2007 and $2,595,434 received for the period from inception on January 09, 2004 through to and including May 31, 2008.

Expenses

SUMMARY – Total expenses increased to $1,350,569 during the year ended May 31, 2008 from $1,220,250 in the corresponding year ended May 31, 2007. A total of $2,655,335 in expenses has been incurred since inception on January 09, 2004 through May 31, 2008. The increase in operating costs was caused by the following;

1.

Cost of Revenue.  The cost of revenue, including the write down of the carrying value of oil and properties and depletion, for the year ended May 31, 2008, has increased to $805,561 compared to $219,113 for the corresponding year.  The increase is directly attributable to the success in the Company’s drilling programs as natural gas wells have begun producing.  Excluding depletion and write down in the carrying value of oil and gas properties, the natural cost operating costs for the year ended May 31, 2008 were $42,157, compared to $1,846 to the corresponding year ended May 31, 2007.  The write down in carrying value of oil and gas properties was caused by the Company’s calculation of the full cost ceiling test as mandated by the SEC.

2.

Legal and Accounting Fees.  A decrease in legal and accounting fees to $77,416 for the year ended May 31, 2008 (May 31, 2007: $92,591) was caused by the Company’s reduction in legal fees relating to the forward splits of the Company’s common stock and expenses for the registration statement SB-2 during the prior year.

3.

Consulting Fees.  A decrease in consulting fees to $355,369 for the year ended May 31, 2008 ( May 31, 2007: $654,976) was caused by a reduction in the stock based compensation charge of $240,189 (May 31, 2007: $610,372)

4.

Office and Miscellaneous.  Decreased to $18,397 for the year ended May 31, 2008 (May 31, 2007: $39,463) and was caused by the reduction in the cost of developing the Company’s website, stationary etc in the prior year.

5.

Travel:  Travel costs for the year ended May 31, 2008 was $8,498 (May 31, 2007: $63,945).  The reduction was caused by Chairman limiting his travel to North America.

6.

Investor relations costs decreased to $70,010 for the year ended May 31, 2008 (May 31, 2007 $134,861).  The decrease was caused the cancellation of a  contract with an investor relations firm in Germany and a reduction in conference costs associated with the presentation of the Company to new investors.

During the current year under review, Stallion has 72,109,508 common shares issued and outstanding.  The increase in the number of issued shares was caused by a forward split of 3:1 in September 27, 2006 and a 2:1 forward split on April 17, 2007 together with issuances of common stock resulting from private placements.

Stallion continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Stallion does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Other Income

During the year ended May 31, 2008, the Company earned $0 in interest income from the funds on deposit during the period.  (May 31, 2007: $5,657).

For the year ended May 31, 2008, the net loss was $1,157,006 ($0.02 per share). The loss per share was based on a weighted average of 71,665,177 common shares outstanding. For the same period ended May 31, 2007, the corresponding number was a loss of $1,197,372 ($0.02) based on 64,530,908 shares outstanding.

Plan of Operation

Stallion believes it can satisfy its cash requirements for the current fiscal year end of May 31, 2008, only by raising additional capital through private placements, equity financing, loans or the like. As of May 31, 2008, we had $101,948, excluding share subscriptions received, in unallocated working capital.

The Company has changed its focus to targeting natural gas and oil exploration opportunities.  For the remainder of the current fiscal year to May 31, 2009, the Company intends to pursue its working interest obligations within its area of mutual interest on its controlled lands in California, Mississippi and Louisiana.  The Company will likely fund its drilling obligations by way of issuing equity capital through the facilities of private placement exemptions. The Board of directors has authorised the exploration and development of the controlled lands over the next fiscal year.  Further more it is the intention of the Company to continue to explore new opportunities for the exploration of hydrocarbons.

If it turns out that we have not raised enough money to complete our natural gas and oil exploration program, we will try to raise the funds by way of public offering, private placements, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the exploration and we would retain a carried interest. At the present time, there is no assurance that we would be able to raise sufficient funds to complete our exploration program. If we raise the additional  funds necessary to complete our exploration program, the Company may have to suspend operations.

We do not expect to hire a significant number of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works and the Company has the ability to source high quality consultants to facilitate the existing drilling programs.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2008 – 2009.

As at May 31, 2008, we had a working capital surplus of $101,948, excluding share subscriptions received. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Liquidity and Capital Resources

For the year ended May 31, 2008, the Company generated $193,563 in revenue from our business operations, however, this revenue is currently not sufficient to cover the Company’s operating cash expenses.  Hence the Company used Net Cash of $ 281,171 (May 31, 2007: $336,478) in its operating activities.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to May 31, 2008 was $2,595,434 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. We have also raised $69,300 from 43 investors through the sale of 306,500 shares at a price of $0.20 pursuant to a prospectus offering under Form SB-2 effective February 17, 2005.  During the quarter ending August 31, 2006, the Company raised $447,520 via an issuance of shares at $0.60.  During the quarter ended November 30, 2006, the Company raised $897,000 via an issuance of shares at $0.85.  During the quarter ended May 31, 2007, the Company raised $265,876 via an issuance of shares at $0.10 through an exercise of warrants.  Also during the same quarter, the Company raised $45,000 via an exercise of options at $0.375.  On May 30, 2008 the Company issued 486,000 shares pursuant to a private placement at $0.75 per share to raise $364,500.  During the year the Company issued 1,590,000 pursuant to warrant exercises at $0.10 per share to raise $159,000.

As of May 31, 2008, our total assets which consist of cash, prepaid expenses and the Working Interest in the Mississippi  and California Prospects amounted to $1,055,392 (May 31, 2007 $1,160,830) and our total liabilities were $332,734 (May 31, 2007 $46,173).

Inflation / Currency Fluctuations

Inflation has not been a factor during the year ended May 31, 2008. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 8. Financial Statements and Supplementary Data.

The Company’s audited financial statements for the fiscal year ended May 31, 2008 are attached to this report following the signature page and Certifications.

Item 9. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

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

Item 9A. Controls and Procedures

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

In connection with this annual report, management carried out an evaluation, under the supervision and with the participation of the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-K as at May 31, 2008.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through Item 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before September 28, 2008 and is incorporated herein by reference.  If the definitive Proxy Statement cannot be filed on or before  September 28, 2008, the issuer will instead file an amendment to this Form 10 K disclosing the information with respect to Items 10 through Item 14.

PART IV

Item 15. Exhibits

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

(3) Incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on April 17, 2007.

(4) Incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 11, 2006.

(5) Incorporated by reference to Exhibit 10.2 to the Form SB-2 filed with the SEC on July 5, 2007.

(6) Incorporated by reference to Exhibit 99.1 to the Form 10-KSB filed with the SEC on August 3, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 5, 2008.

THE STALLION GROUP

By:   _____/s/ Christopher Paton-Gay____

Christopher Paton-Gay

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher Paton -Gay____ Christopher Paton-Gay, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)	September 5, 2008
/s/ Kulwant Sandher____________ Kulwant Sandher, Chief Financial Officer, Secretary, and Director (Principal Financial Officer)	September 5, 2008

Chisholm
Bierwolf
&
Nilson, LLC Certified Public Accountants

Todd D. Chisholm, Audit Partner
Nephi J. Bierwolf, Tax Partner
Troy F. Nilson, Audit Partner

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 • Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
The Stallion Group

We have audited the accompanying balance sheet of The Stallion Group (a Nevada Corporation) (an exploration stage company) as of May 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from January 9, 2004 (inception) through May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Stallion Group at May 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the period from January 9, 2004 (inception) through May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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
August 27, 2008

Member of AICPA, UACPA & Registered with PCAOB

THE STALLION GROUP
(An Exploration Stage Company)
Balance Sheets
May 31, 2008
	May 31,	May 31,
	2008	2007

ASSETS

Current assets:

Cash and cash equivalents	$6,022	$162,266
Accounts receivable (net of allwance of $0)	114,577	5,808
Prepaid expense	-	4,585

Total current assets	120,599	172,659

Capital assets, net	6,334	5,438

Other assets

Oil and gas properties (Note 3)
Proved properties net of amortization	550,483	90,679
Unproved properties	377,976	892,054

Total Other assets	928,459	982,733

TOTAL ASSETS	$1,055,392	$1,160,830

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$9,063	$45,896
Due to related party	9,588	277
Stock Deposits	300,000	-

Total current liabilities	318,651	46,173

Long term liabilities:

Asset retirement obligation	14,083	-

Total Long Term Liabilities	14,083	-

Total liabilities	332,734	46,173

Commitments	-	-

Stockholders' equity (Note 7)

Common stock, $0.001 par value; 1,200,000,000 shares authorized
72,109,508, 70,033,508 shares issued and outstanding respectively	72,110	70,034

Additional paid-in capital	3,077,235	2,315,622

Cumulative other comprehensive income	12,207	10,889

Deficit accumulated during the exploration stage	(2,438,894)	(1,281,888)

Total stockholders' equity	722,658	1,114,657

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,055,392	$1,160,830

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP
(An Exploration Stage Company)
Statements of Operations

			January 9, 2004
			(Inception)
	For The Years Ended		Through
	May 31		May 31
	2008	2007	2008
Revenue
Natural gas and oil revenue	$193,563	$17,221	$210,784

Cost of revenue
Natural gas and oil operating costs	40,648	1,846	42,494
Depletion	155,660	42,956	198,616
Accretion	1,509	-	1,509
Writedown in carrying value of oil and gas property	607,744	174,311	782,055

Total Cost of Revenue	805,561	219,113	1,024,674

Gross profit	(611,998)	(201,892)	(813,890)

Expenses
Contributed rent	-	-	2,900
Contributed administrative support	-	-	450
Consulting (Note 8)	355,369	654,976	1,010,345
Depreciation	2,439	831	3,270
Investor relations services	70,010	134,861	204,871
Mineral exploration and filing fees (Note 6)	10,824	9,826	48,403
Legal and accounting	77,416	92,591	189,282
Office and miscellaneous	18,397	39,463	73,421
Organization costs	-	-	1,160
Travel	8,498	63,945	82,387
Business promotion	-	1,865	7,151
Other	2,055	2,779	7,021

Total expenses	545,008	1,001,137	1,630,661

Loss from operations	(1,157,006)	(1,203,029)	(2,444,551)

Other income
Interest income	-	5,657	5,657

Total other income	-	5,657	5,657

Net loss before Income Tax	(1,157,006)	(1,197,372)	(2,438,894)
Income Tax	-	-	-

Net loss	$(1,157,006)	$(1,197,372)	$(2,438,894)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.04)

Basic and diluted weighted average

common shares outstanding	71,665,177	64,530,908	58,009,046

Comprehensive income/(loss)
Net loss	$(1,157,006)	$(1,197,372)	$(2,438,894)
Other comprehensive income/(loss)
Foreign currency translation	1,318	9,779	12,207

Comprehensive loss	$(1,155,688)	$(1,187,593)	$(2,426,687)

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE PERIOD FROM JANUARY 9, 2004 (inception) TO MAY 31, 2008

	Common Stock		Additional		Accumulated	Total
		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity

Balance at January 9, 2004 (inception)	-	$-	$-	$-	$-	$-

February 2004, common stock sold to an officer
($0.001/share)	30,000,000	30,000	(25,000)	-	-	5,000
April 2004 through May 2004, common stock
sold in private placement offering
($0.01/share) (Note 7)	19,200,000	19,200	12,800			32,000
Office space and administrative support
contributed by an officer	-	-	550	-	-	550
Net loss, period ended May 31, 2004	-	-	-	(4,859)	-	(4,859)

Balance at May 31, 2004	49,200,000	49,200	(11,650)	(4,859)	-	32,691

June 2004, common stock sold in private
placement offering ($0.01/share)(Note 7)	4,800,000	4,800	3,200	-	-	8,000
May 2005, common stock sold in public offering,
net of offering costs of $7,500 ($0.2/share)
($0.2/share) (Note 7)	1,839,000	1,839	51,961			53,800
Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400

Net loss, year ended May 31, 2005	-	-	-	(20,353)	-	(20,353)
Cumulative translation adjustment	-	-	-	-	(387)	(387)

Balance at May 31, 2005	55,839,000	55,839	44,911	(25,212)	(387)	75,151

Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400

Net loss, year ended May 31, 2006	-	-	-	(59,304)	-	(59,304)
Cumulative translation adjustment	-	-	-	-	1,497	1,497

Balance, May 31, 2006	55,839,000	$55,839	$46,311	$(84,516)	$1,110	$18,744

Common stock sold to the director at
$0.1 per share (post forward split)
on September 14, 2006	360,000	360	17,640	-	-	18,000
Issuance of common stock for cash at
$0.1 per share (post forward split)
on October 17, 2006	8,945,160	8,946	438,312	-	-	447,258
Issuance of common stock for cash at
$0.85 per share on February 28, 2007	2,110,588	2,110	894,890	-	-	897,000
Exercise of option at $0.375 per share
by the Director	120,000	120	44,880	-	-	45,000

Exercise of warrant at $0.1 per share	2,658,760	2,659	263,217	-	-	265,876
Stock-based compensation on
options granted	-	-	610,372	-	-	610,372

Net loss, year ended May 31, 2007	-	-	-	(1,197,372)	-	(1,197,372)
Cumulative translation adjustment	-	-	-	-	9,779	9,779

Balance, May 31, 2007	70,033,508	$70,034	$2,315,622	$(1,281,888)	$10,889	$1,114,657

Exercise of warrant at $0.1 per share	1,590,000	1,590	157,410	-	-	159,000
Issuance of common stock for cash at
$0.75 per share on May 30, 2008	486,000	486	364,014	-	-	364,500
Stock-based compensation on
options vested	-	-	240,189	-	-	240,189

Net loss, year ended May 31, 2008	-	-	-	(1,157,006)	-	(1,157,006)
Cumulative translation adjustment	-	-	-	-	1,318	1,318

Balance, May 31, 2008	72,109,508	$72,110	$3,077,235	$(2,438,894)	$12,207	$722,658

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			January 9, 2004
			(Inception)
	For The Years Ended		Through
	May 31,		May 31,
	2008	2007	2008
Cash flows provided (used) by operating activities:

Net loss	$(1,157,006)	$(1,197,372)	$(2,438,894)

Adjustments to reconcile net loss to net cash used in operating activities:
Office space and administrative support contributed by an officer	-	-	3,350
Stock based compensation (Note 8)	240,189	610,372	850,561
Depletion	155,660	42,956	198,616
Accretion	1,509	-	1,509
Write down in carrying value of oil and gas properties	607,744	174,311	782,055
Depreciation	2,439	831	3,270

Changes in operating assets and liabilities:
(Increase)/Decrease in Accounts receivable	(108,769)	(5,808)	(114,577)
(Increase)/Decrease in Prepaid expenses	4,585	(4,141)	-
Increase/(Decrease) in Accounts payable	(36,833)	45,896	9,063
Increase/(Decrease) in Accrued liabilities	-	(3,800)	-
Increase in amounts due to related party	9,311	277	9,588

Net cash used by operating activities	(281,171)	(336,478)	(695,459)

Cash flows used by investing activities:

Oil and gas properties acquisition (Note 3)	(696,556)	(1,200,000)	(1,896,556)
Purchase of furniture and computer equipment	(3,335)	(6,269)	(9,604)

Net cash used by investing activities	(699,891)	(1,206,269)	(1,906,160)

Cash flows provided (used) by financing activities:

Proceeds from sales of common stock	364,500	1,362,258	1,833,058
Proceeds from exercise of options and warrants	159,000	310,876	469,876
Payment of offering costs	-	-	(7,500)
Stock Deposits	300,000	-	300,000

Net cash provided by financing activities	823,500	1,673,134	2,595,434

Effect of exchange rate changes on cash	1,318	9,779	12,207

Increase in cash and cash equivalents	(156,244)	140,166	6,022

Cash and cash equivalents, beginning of period	162,266	22,100	-

Cash and cash equivalents, end of period	$6,022	$162,266	$6,022

Supplemental Cash Flow Information
Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Accompanying notes are an integral part of these financial statements

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Organization

The Stallion Group (“the Company”) was incorporated in the state of Nevada on January 9, 2004.

The Company is an exploration stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States.

b)

Exploration Stage Activities

The Company is a exploration stage enterprise engaged in the exploration for and production of natural gas and oil in the United States.  Since August 2, 2006, the Company agreed to participate in the two proposed drilling programs to be conducted by Griffin & Griffin Exploration, L.L.C.  In December 2007, the company entered into a Farm Out Agreement with Production Specialties Company.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $2,438,894 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there is substantial doubt that the Company has the ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Unproved properties consist of lease acquisition costs and costs on well currently being drilled on the properties.  The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.

g)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At May 31, 2008, the Company had no overproduced imbalances.

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

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Capital Assets

Computer equipment and furniture are stated at cost.  Provision for depreciation is calculated using the straight-line method over the estimated useful life of three years for computer equipment and five years for furniture.

	For the Years Ended
	May 31,	May 31,
	2008	2007
Furniture and Equipment	$9,604	$6,269
Less: Accumulated Amortization	(3,270)	(831)
Net Capital Assets	$6,334	$5,438

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

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

o)

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, accounts payable and accrued liabilities, and shares subscription received.

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

    q)  Asset Retirement Obligations

The Company follows Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate of 12%.  Management has determined that the accretion expense for the year ended May 31, 2008 is $1,509 and the ARO of $14,803 is recorded as at May 31, 2008.

r)

Concentration Of Credit Risk

Financial   instruments  which  potentially   subject  the  Company  to concentrations  of credit risk consist of cash,  cash  equivalents  and accounts  receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes that credit risk associated with cash and cash equivalents to be minimal.

The Company has recorded trade accounts receivable from the business operations. Management periodically evaluates the collectability of the trade receivables and believe that the receivables to be fully collectable and the risk of loss to be minimal.

s)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company is disclosing this information on its Statement of Stockholders’ Equity and Comprehensive Income.

t)

Accounts Receivable

Accounts  receivable consists of revenues receivable from the operators of the  oil  and  gas  projects  for  the  sale  of oil  and gas by the operators  on their  behalf and are carried at net  receivable  amounts less an  estimate  for  doubtful  accounts.  Management considers all accounts  receivable  to be fully  collectible  at May 31, 2008 and 2007,  accordingly,  no  allowance  for  doubtful  accounts or bad debt expense has been recorded.

	May 31, 2008	May 31, 2007
Accounts receivable	$114,577	$5,808
Less: allowance for doubtful accounts	-	-
	$114,577	$5,808

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

2.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS – AN AMENDMENT OF ARB NO. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), BUSINESS COMBINATIONS. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced     disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

2.

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

3.   OIL AND GAS PROPERTIES

(a) Proved property

Property	May 31, 2007	Addition	Depletion for the year	Write down in carrying value	May 31, 2008
U.S.A. – Proved property	$90,679	$1,223,208	$(155,660)	$(607,744)	$550,483

(b) Unproved property

Property	May 31, 2007	Addition	Cost added to capitalized cost	May 31, 2008
U.S.A. – Unproved property	$892,054	$696,556	$(1,210,634)	$377,976

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

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

3.   OIL AND GAS PROPERTIES (continued)

On or before November 30, 2007, the Company paid $96,282 for PP F-111, $67,484 for PP F-90, and $81,484 for PP F-100.  These three wells were plugged and the cost was added to properties subject to depletion.

On or before February 29, 2008, the well, BR F-33 and USA 1-37 started producing gas, Faust #1 was found to be proven and F-24 was plugged.  The Company also paid $98,834 for PP F-83 and $98,834 for PP F-6A.  These two wells were plugged and the cost was added to proven properties subject to depletion.

ii.   Willows Gas Field, California, U.S.A

On October 15, 2007, the Company agreed to participate in the drilling program to be conducted by Production Specialties Company (“PSC”).  The Company shall pay for the initial test well, 12.5% of 100% of all costs and expenses of drilling, completing, testing and equipping the Wilson Creek #1-27, to earn 6.25% working interest.  As of May 31, 2008, the Company has expended $193,638 for the costs of Wilson Creek #1-27 and $60,000 for 3D seismic in the prospect area.  Wilson Creek #1-27 started producing natural gas from April 2008.

4.   RELATED PARTY TRANSACTIONS

During the year ended May 31, 2008, the Company paid $38,475 (May 31, 2007 - $36,499) for accounting and administrative services, $580 for legal and filing services (May 31, 2007 - $1,231) to a Company controlled by a director.

During the year ended May 31, 2008, the Company paid $55,980 (May 31, 2007 - $28,000) as a consulting fee to the Chairman of the Company.  As at May 31, 2008, $9,588 was payable to the Chairman relating to travel expenses.

During the year ended May 31, 2008, the Company paid $57,366 (May 31, 2007 - $18,438) as a consulting fee to the CFO of the Company.   All amounts were paid during the year.

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

5.   EARNINGS/ (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended May 31, 2008:
Basic EPS
Income/(Loss) to common stockholders	$(1,157,006)	71,665,177	$(0.02)
For the year ended May 31, 2007:
Basic EPS
Income/(Loss) to common Stockholders	$(1,197,372)	64,530,908	$(0.02)

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

May 31, 2008

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

On April 18, 2007 the Company amended its Articles of Incorporation and increased its issued and outstanding shares of common stock on the basis of two (2) new shares for every one (1) old share.  Post forward split, the Company has 67,254,748 issued and outstanding shares of common stock.  The financial statements have been retroactively adjusted for all stock splits.

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

May 31, 2008

7.   STOCKHOLDERS’ EQUITY (continued)

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

On May 31, 2008, the Company issued 486,000 common shares pursuant to a private placement for $364,500 at $0.75 per share.

During the year ended May 31, 2008, the Company received shares subscriptions of $300,000 for common shares to be issued at $0.75 per share.  These shares have not been issued as at May 31, 2008.

(d) Common Stock Share Purchase Warrants

Between March and July 2007, the Company has received $424,876 for exercising 4,248,760 share purchase warrants at an exercise price of $0.10 per share.  As at May 31, 2008, share purchase warrants outstanding for the purchase of common shares are as follows:

	Warrants Outstanding
Exercise Price	Number of Shares	Expiry Date
$0.10	5,056,400	August 15, 2008
$0.50	2,110,588	September 29, 2008

The Company has issued warrants to non-employees under various agreements expiring through September 29, 2008.  A summary of the status of warrants granted at October 2006 and February 2007, and changes during the years then ended is as follows:

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

7.   STOCKHOLDERS’ EQUITY (continued)

	For the Year Ended May 31, 2008		For the Year Ended May 31, 2007
	Shares	Weighted Average Exercise Price	Share	Weighted Average Exercise Price
Outstanding at beginning of year	8,756,988	$0.20	-	-
Granted	-	-	11,415,748	$0.17
Exercised	(1,590,000)	(0.10)	(2,658,760)	(0.10)
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of year	7,166,988	$0.22	8,756,988	$0.20
Exercisable at end of year	7,166,988	$0.22	8,756,988	$0.20

8.   STOCK OPTIONS

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $240,189 was recorded during the year ended May 31, 2008 related to options vested during the period.

The changes in stock options are as follows:	Number	Weighted Average Exercise Price
Balance outstanding, May 31, 2007	2,230,000	$0.571
Granted	-	-
Exercised	-	-
Balance outstanding, May 31, 2008	2,230,000	$0.571

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

8.   STOCK OPTIONS (continued)

The following table summarized information about the stock options outstanding as at May 31, 2008:

		Options Outstanding	Options Exercisable
Range of Exercise Price	Weighted Average Exercise Price	Number of Shares	Remaining Contractual Life (Years)	Number of Shares
$0.375	$0.375	280,000	1.30	280,000
$0.375	$0.375	200,000	1.70	200,000
$0.600 $0.685 $0.950	$0.600 $0.685 $0.950	1,400,000 300,000 50,000	1.70 1.83 1.96	1,400,000 300,000 50,000
Total	$0.571	2,230,000		2,230,000

The following table summarized information about the stock options outstanding as at May 31, 2007:

Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Remaining Contractual Life (Years)	Number of Shares
$0.375	280,000	2.30	180,000
$0.375	200,000	2.70	150,000
$0.600 $0.685 $0.950	1,400,000 300,000 50,000	2.70 2.83 2.96	1,050,000 150,000 12,500
Total	2,230,000		1,542,500

9.   INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

9.   INCOME TAXES (continued)

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	For the Years Ended
	May 31,
	2008	2007
U.S. statutory federal rate	16.37%	16.37%
Contributed rent and services	-0.39%	-0.39%
Net operating loss for which no tax
benefit is currently available	-15.98%	-15.98%
Total	0.00%	0.00%
	For the Years Ended
	May 31,
	2008	2007
Deferred tax assets	389,735	201,810
Deferred tax liabilities	-	-
Valuation Allowance	(389,735)	(201,810)
Total	-	-

At May 31, 2008, deferred tax assets consisted of a net tax asset of $389,735, due to operating loss carry forwards of $2,438,894, which was fully allowed for, in the valuation allowance of $389,735. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended May 31, 2008 and 2007 totaled $187,925and $188,845 respectively. The net operating loss carry forward expires through the year 2028.

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

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

9.   INCOME TAXES (continued)

The components of income tax expense are as follows:

	For the Years Ended
	May 31,
	2008	2007
Federal Tax	-	-
State Tax	-	-
Change in Deferred Tax Asset	187,925	188,845
Change in Valuation Allowance	(187,925)	(188,845)
Total	-	-

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

10.  UNAUDITED OIL AND GAS RESERVE QUANTITIES

The following unaudited reserve estimates presented as of May 31, 2008 and 2007 were prepared by independent petroleum engineers.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition,  reserve  estimates of new discoveries that have  little  production  history  are  more  imprecise  than  those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., process and costs as of the date the estimate is made. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

Natural Gas
Changes in proved reserves	(MCF)
Estimated quantity, May 31, 2006	-
Revisions of previous estimate	-
Discoveries	26,770
Production	(3,730)
Estimated quantity, May 31, 2007	23,040
Revisions of previous estimate	-
Discoveries	121,650
Production	(23,367)
Estimated quantity, May 31, 2008	121,323

Proved Reserves at year end	Developed	Undeveloped	Total
Gas (MCF)
May 31, 2008	121,323	-	121,323
May 31, 2007	23,040	-	23,040

The following information has been developed utilizing procedures prescribed by SFAS 69 "Disclosures About Oil and Gas Producing Activities" and based on crude oil and natural gas reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the

THE STALLION GROUP

(An Exploration Stage Company)

Notes to Financial Statements

May 31, 2008

10.

UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to our proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carry forwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.

May 31, 2008
Future Cash inflows	$ 1,175,595
Future production costs	(232,742)
Future development costs	(109,688)
Future income tax expense	(243,184)
Future cash flows	589,982
10% annual discount for estimated timing of cash flows	(52,073)
Standardized measure of discounted future next cash	$ 537,909