Form 10-Q
period 2008-08-31
STALLION GROUP
filed 2008-10-14
CIK 1285894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 2008

[    ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission file number:  333-118360

THE STALLION GROUP

(Exact name of small business issuer in its charter)

Nevada	98-0429182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

604 – 700 West Pender Street Vancouver, British Columbia	V6C 1G8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (604) 662-7901

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  72,359,508  shares of Common Stock as of August 31, 2008.

Transitional Small Business Format.   Yes [  ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE STALLION GROUP
(An Exploration Stage Company)
Balance Sheets
August 31, 2008

	August 31,	May 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	14,663	$6,022
Accounts receivable, net of allowance $0	49,725	114,577
Prepaid expense	28,564	-

Total current assets	92,952	120,599

Capital assets, net	5,678	6,334

Other assets

Oil and gas properties (Note 3)
Proved properties subject to amortization, net of amortization	449,725	550,483
Unproved properties	492,692	377,976

Total Other assets	942,417	928,459

TOTAL ASSETS	$1,041,047	$1,055,392

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	43,187	$9,063
Due to related party	23,693	9,588
Stock Deposits	300,000	300,000

Total current liabilities	366,880	318,651

Long term liabilities:

Asset retirement obligation	14,506	14,083

Total liabilities	381,386	332,734

Commitments

Stockholders' equity (Note 7)

Common stock, $0.001 par value; 1,200,000,000 shares authorized
72,359,508, and 72,109,508 shares issued and outstanding respectively	72,360	72,110

Additional paid-in capital	3,101,985	3,077,235

Cumulative other comprehensive income	10,978	12,207

Deficit accumulated during the exploration stage	(2,525,662)	(2,438,894)

Total stockholders' equity	659,661	722,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,041,047	$1,055,392

THE STALLION GROUP
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
			January 9, 2004
			(Inception)
	For The Three Months Ended		Through
	August 31		August 31,
	2008	2007	2008
Revenue
Natural gas and oil revenue	$149,075	$7,420	$359,859

Cost of revenue
Natural gas and oil operating costs	51,972	1,456	94,466
Depletion	57,625	6,365	256,241
Accretion	423	-	1,932
Writedown in carrying value of oil and gas property	45,382	-	827,437

	155,402	7,821	1,180,076

Gross profit	(6,327)	(401)	(820,217)

Expenses
Contribute rent	-	-	2,900
Contribute administrative support	-	-	450
Consulting (Note 8)	47,255	80,028	1,057,600
Depreciation	656	471	3,926
Investor relations services	-	31,180	204,871
Mineral exploration and filing fees (Note 6)	-	4,543	48,403
Legal and accounting	26,789	12,437	216,071
Office and miscellaneous	3,686	3,411	77,107
Organization costs	-	-	1,160
Professional fee	525	-	525
Travel	1,322	3,247	83,709
Business promotion	-	-	7,151
Other	208	562	7,229

Total expenses	80,441	135,879	1,711,102

Loss from operations	(86,768)	(136,280)	(2,531,319)

Other income
Interest income	-	-	5,657

Total other income	-	-	5,657

Net loss before Income Tax	(86,768)	(136,280)	(2,525,662)
Income Tax	-	-	-

Net loss	(86,768)	$(136,280)	$(2,525,662)

Basic and diluted loss per share	(0.00)	(0.00)	(0.04)

Basic and diluted weighted average
common shares outstanding	72,272,551	70,776,660	58,837,704

Comprehensive income/(loss)
Net loss	(86,768)	$(136,280)	$(2,525,662)
Other comprehensive income/(loss)
Foreign currency translation	(1,229)	817	10,978

Comprehensive loss	(87,997)	$(135,463)	$(2,514,684)

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
JANUARY 9, 2004 (inception) TO AUGUST 31, 2008
(Unaudited)

	Common Stock		Additional		Cumulative	Total
		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity

Balance at January 9, 2004 (inception)	-	$-	$-	$-	$-	$-

February 2004, common stock sold to an officer
($0.001/share)	30,000,000	30,000	(25,000)	-	-	5,000
April 2004 through May 2004, common stock
sold in private placement offering
($0.01/share) (Note 7)	19,200,000	19,200	12,800			32,000
Office space and administrative support
contributed by an officer	-	-	550	-	-	550
Net loss, period ended May 31, 2004	-	-	-	(4,859)	-	(4,859)

Balance at May 31, 2004	49,200,000	49,200	(11,650)	(4,859)	-	32,691

June 2004, common stock sold in private
placement offering ($0.01/share)(Note 7)	4,800,000	4,800	3,200	-	-	8,000
May 2005, common stock sold in public offering,
net of offering costs of $7,500 ($0.2/share)
($0.2/share) (Note 7)	1,839,000	1,839	51,961			53,800
Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400

Net loss, year ended May 31, 2005	-	-	-	(20,353)	-	(20,353)
Cumulative translation adjustment	-	-	-	-	(387)	(387)

Balance at May 31, 2005	55,839,000	55,839	44,911	(25,212)	(387)	75,151

Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400

Net loss, year ended May 31, 2006	-	-	-	(59,304)	-	(59,304)
Cumulative translation adjustment	-	-	-	-	1,497	1,497

Balance, May 31, 2006	55,839,000	$55,839	$46,311	$(84,516)	$1,110	$18,744

Common stock sold to the director at
$0.1 per share (post forward split)
on September 14, 2006	360,000	360	17,640	-	-	18,000
Issuance of common stock for cash at
$0.1 per share (post forward split)
on October 17, 2006	8,945,160	8,946	438,312	-	-	447,258
Issuance of common stock for cash at
$0.85 per share on February 28, 2007	2,110,588	2,110	894,890	-	-	897,000
Exercise of option at $0.375 per share
by the Director	120,000	120	44,880	-	-	45,000
Exercise of warrant at $0.1 per share	2,658,760	2,659	263,217	-	-	265,876
Stock-based compensation on
options granted	-	-	610,372	-	-	610,372

Net loss, year ended May 31, 2007	-	-	-	(1,197,372)	-	(1,197,372)
Cumulative translation adjustment	-	-	-	-	9,779	9,779

Balance, May 31, 2007	70,033,508	$70,034	$2,315,622	$(1,281,888)	$10,889	$1,114,657

Exercise of warrant at $0.1 per share	1,590,000	1,590	157,410	-	-	159,000
Issuance of common stock for cash at
$0.75 per share on May 30, 2008	486,000	486	364,014	-	-	364,500
Stock-based compensation on
options vested	-	-	240,189	-	-	240,189

Net loss, year ended May 31, 2008	-	-	-	(1,157,006)	-	(1,157,006)
Cumulative translation adjustment	-	-	-	-	1,318	1,318

Balance, May 31, 2008	72,109,508	$72,110	$3,077,235	$(2,438,894)	$12,207	$722,658

Exercise of warrant at $0.1 per share	250,000	250	24,750	-	-	25,000

Net loss, period ended August 31, 2008	-	-	-	(86,768)	-	(86,768)
Cumulative translation adjustment	-	-	-	-	(1,229)	(1,229)

Balance, August 31, 2008	72,359,508	$72,360	$3,101,985	$(2,525,662)	$10,978	$659,661

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			January 9, 2004
			(Inception)
	For The Three Months Ended		Through
	August 31,		August 31,
	2008	2007	2008
Cash flows provided (used) by operating activities:

Net loss	(86,768)	$(136,280)	$(2,525,662)

Adjustments to reconcile net loss to net cash used in operating activities:
Office space and administrative support contributed by an officer	-	-	3,350
Stock based compensation (Note 8)	-	42,261	850,561
Depletion	57,625	6,365	256,241
Accretion	423	-	1,932
Write down in carrying value of oil and gas properties	45,382	-	827,437
Depreciation	656	471	3,926

Changes in operating assets and liabilities:
(Increase)/Decrease in Accounts receivable	(30,096)	(157)	(144,673)
(Increase)/Decrease in Prepaid expenses	(28,564)	(887)	(28,564)
Increase/(Decrease) in Accounts payable	12,107	(25,881)	21,170
Increase in amounts due to related party	14,105	5,618	23,693

Net cash used by operating activities	(15,130)	(108,490)	(710,589)

Cash flows used by investing activities:

Oil and gas properties acquisition (Note 3)	-	(96,282)	(1,896,556)
Purchase of furniture and computer equipment	-	(3,335)	(9,604)

Net cash used by investing activities	-	(99,617)	(1,906,160)

Cash flows provided (used) by financing activities:

Proceeds from sales of common stock	-	-	1,833,058
Proceeds from exercise of options and warrants	25,000	159,000	494,876
Payment of offering costs	-	-	(7,500)
Stock Deposits	-	300,000	300,000

Net cash provided by financing activities	25,000	459,000	2,620,434

Effect of exchange rate changes on cash	(1,229)	817	10,978

Increase in cash and cash equivalents	8,641	251,710	14,663

Cash and cash equivalents, beginning of period	6,022	162,266	-

Cash and cash equivalents, end of period	14,663	$413,976	$14,663

Supplemental Information:

Interest	-	-	-
Taxes	-	-	-

The account receiveables are reduced by the amount of $94,948 and account payables increased by $22,017 for property acquisition costs of $116,965.

1.

BASIS OF PRESENTATION

The unaudited financial statements as of August 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these condensed financial statements be read in conjunction with the May 31, 2008 audited financial statements and notes thereto.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $2,525,662 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there is substantial doubt that the Company has the ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 f)  Natural Gas and Oil Properties

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”).  Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)  Natural Gas and Oil Properties (Continued)

contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.  Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis.  Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.  The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues from proved reserves discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.  These properties are included in the amortization pool immediately upon the determination that the well is dry.

Unproved properties consist of lease acquisition costs and costs on well currently being drilled on the properties.  The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.

g)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At August 31, 2008, the Company had no overproduced imbalances.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	For the Three Months Ended
	August 31,	August 31,
	2008	2007
Furniture and Equipment	$9,604	$9,604
Less: Accumulated Amortization	(3,926)	(1,302)
Net Capital Assets	$5,678	$8,302

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

o)

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, prepaid expense, accounts payable and accrued liabilities, and stock deposits.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximate their carrying values.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

    q)  Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate of 12%.  Management has determined that the accretion expense for the three months period ended August 31, 2008 is $423 and the ARO is $14,506 as at August 31, 2008.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

s)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company is disclosing this information on its Statement of Stockholders’ Equity and Comprehensive Income.

t)

Accounts Receivable

Accounts receivable consists of revenues receivable from the operators of the oil and gas projects for the sale of oil and gas by the operators on their behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at August 31, 2008 and 2007, accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	August 31, 2008	August 31, 2007
Accounts receivable	$ 49,725	$ 5,965
Less: allowance for doubtful accounts	-	-
	$ 49,725	$ 5,965

3.   OIL AND GAS PROPERTIES

(a) Proved property

Property	May 31, 2008	Addition	Depletion for the period	Write down in carrying value	August 31, 2008
U.S.A. – Proved property	$550,483	$2,249	$(57,625)	$(45,382)	$449,725

(b) Unproved property

Property	May 31, 2008	Addition	Cost added to capitalized cost	August 31, 2008
U.S.A. – Unproved property	$377,976	$114,716	$-	$492,692

3.   OIL AND GAS PROPERTIES (Continued)

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

During the three months period ended August 31, 2008, the Company capitalized $114,716 for the brokerage charges.  The cost was added to the unproved properties.

3.   OIL AND GAS PROPERTIES (Continued)

ii.   Willows Gas Field, California, U.S.A

On October 15, 2007, the Company agreed to participate in the drilling program to be conducted by Production Specialties Company (“PSC”).  The Company shall pay for the initial test well, 12.5% of 100% of all costs and expenses of drilling, completing, testing and equipping the Wilson Creek #1-27, to earn 6.25% working interest.  As of August 31, 2008, the Company has expended $195,887 for the costs of Wilson Creek #1-27 and $60,000 for 3D seismic in the prospect area.  Wilson Creek #1-27 started producing gas from April 2008.

4.   RELATED PARTY TRANSACTIONS

During the three months period ended August 31, 2008, the Company paid $10,826 (August 31, 2007 - $13,197) for accounting and administrative services, incurred $nil for legal and filing services (August 31, 2007 - $182) to a Company controlled by a director.

During the three months period ended August 31, 2008, the Company paid $16,800 and accrued $8,400 (August 31, 2007 - $19,980) as a consulting fee to the Chairman of the Company.  As at August 31, 2008, $1,694 (May 31, 2007 - $9,588) was payable to the Chairman relating to travel expenses.

During the three months ended August 31, 2008, the Company paid $12,406 and accrued $12,011 (August 31, 2007 - $19,777) as a consulting fee to a Director of the Company.

At August 31, 2008, the Company owed $23,693 to the related party.

5.   EARNINGS/ (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months period ended August 31, 2008:
Basic EPS
Income/(Loss) to common stockholders	$(86,768)	72,272,551	$(0.00)
For the three months period ended August 31, 2007:
Basic EPS
Income/(Loss) to common Stockholders	$(136,280)	70,776,660	$(0.00)

5.   EARNINGS/ (LOSS) PER SHARE (Continued)

The Company excluded 2,230,000 options and 2,110,588 warrants from the Fully Diluted Earnings Per Share calculation as the Company considered the inclusion of these amounts would be anti-dilutive.

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

7.   STOCKHOLDERS’ EQUITY (Continued)

On April 18, 2007 the Company amended its Articles of Incorporation and increased its issued ad outstanding shares of common stock on the basis of two (2) new shares for every one (1) old share.  Post forward split, the Company has 67,254,748 issued and outstanding shares of common stock.  The financial statement have been retroactively adjusted for all stock splits.

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

7.   STOCKHOLDERS’ EQUITY (Continued)

On May 31, 2008, the Company issued 486,000 common shares pursuant to a private placement for $364,500 at $0.75 per share.

During the period ended August 31, 2008, the Company received shares subscriptions of $300,000 for common shares to be issued at $0.75 per share.  These shares have not been issued as of August 31, 2008.

(d) Common Stock Share Purchase Warrants

Between March and July 2007, the Company has received $424,876 for exercising 4,248,760 share purchase warrants at an exercise price of $0.10 per share.  On July 2, 2008 the Company has received $25,000 for exercising 250,000 share purchase warrants at an exercise price of $0.10 per share.  As at August 31, 2008, share purchase warrants outstanding for the purchase of common shares are as follows:

	Warrants Outstanding
Exercise Price	Number of Shares	Expiry Date
$0.50	2,110,588	September 29, 2008

The Company has issued warrants to non-employees under various agreements expiring through September 29, 2008.  A summary of the status of warrants granted at October 2006 and February 2007, and changes during the period then ended is as follows:

	For the three months ended
	August 31, 2008		May 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,166,988	$0.22	8,756,988	$0.20
Granted	-	-	-	-
Exercised	(250,000)	(0.10)	(1,590,000)	(0.10)
Forfeited	-	-	-	-
Expired	(4,806,400)	(0.10)	-	-
Outstanding at end of period	2,110,588	$0.50	7,166,988	$0.22
Exercisable at end of period	2,110,588	$0.50	7,166,988	$0.22

8.   STOCK OPTIONS

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $240,189 was recorded during the year ended May 31, 2008 related to options vested during the period.

The changes in stock options are as follows:

	Number	Weighted Average Exercise Price
Balance outstanding, May 31, 2008	2,230,000	$0.571
Granted	-	-
Exercised	-	-
Balance outstanding, August 31, 2008	2,230,000	$0.571

The following table summarized information about the stock options outstanding as at August 31, 2008:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Weighted Average Exercise Price	Number of Shares	Remaining Contractual Life (Years)	Number of Shares
$0.375	$0.375	280,000	1.05	280,000
$0.375	$0.375	200,000	1.45	200,000
$0.600 $0.685 $0.950	$0.600 $0.685 $0.950	1,400,000 300,000 50,000	1.45 1.58 1.71	1,400,000 300,000 50,000
Total	$0.571	2,230,000		2,230,000

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING AUGUST 31, 2008 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

The second well in this program was the Dixon #1 well, which reached total depth of 8,650 feet, and reached the Wilcox formation. However, after testing, the well showed no hydrocarbons and therefore it was plugged and abandoned.  The costs transferred to Prove properties amounted to $121,815.

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

The CMR-USA-37-1 (Redbug #2) well was drilled to a depth of 3,220 feet.  The well encountered 10 feet of net pay at a depth between 2,630 and 2,640 feet.  The Net Reserves of natural gas is 0.341 BCF.    This well is connected to the nearby pipeline and has begun producing natural gas.

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

The Company is anticipating that the remaining well that are proved will be tied in during the 2009 fiscal year.

The following table indicate the Net Reserves for those wells producing and estimated reserves for those wells awaiting connection to the nearby gas gathering system.

Well name	Total Net	Suggested	Proved, Awaiting
	Reserves @ WI	Daily Flow Rate	Tie-in or Producing
	BCF	Cubic Feet

CMR USA 39-14	0.230	140,000	Proved &
Redbug #1			Producing

TEC 1 Closure			Proved &
Faust #1	0.319	175,000	Awaiting Tie

BR F-24	0.196	154,000	Abandoned

USA 37-1	0.341	200,000	Proved &
Redbug #2			Producing

BR F-33	0.226	194,000	Proved &
			Producing
PP F-100			Abandoned
PP F-111			Abandoned
PP F-6A			Abandoned
PP F-83			Abandoned
Total	1.312	863,000

Willows Gas Field

On February 15, 2008, the Company entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  Stallion has participated in the drilling of the first well on the prospect area and encountered a number of prospective pay zones.  Testing has been completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas, the well has been connected to a nearby pipeline and has begun producing natural gas.

The Company drilled its first prospect well paying  12.5% of the costs of the first well to earn a 6.5% Working Interest. Thereafter, the Company will pay 6.5% of the costs of future wells to earn 6.5% Working Interest.  Total costs for this prospect for the end of the quarter ended August 31, 2008 is $255,887.

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

At present, we have no other employees, other than our officers and directors. Mr. Paton-Gay does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

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

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the three months ended August 31, 2008, August 31, 2007 and January 09, 2004 (inception) through August 31, 2008 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 09, 2004 to August 31, 2008 was $2,620,434 as a result of proceeds received from sales of our common stock.

The Corporation generated $149,075 in revenues from operations for the three months ended August 31, 2008($7,420 for the three months ended August 31, 2007).  The increase in revenues resulted from the production royalties received from the Company’s share in wells in the Mississippi and California region.

REVENUES

REVENUE – Gross revenue for the quarter ended August 31, 2008 was $149,075 ($7,420 for the quarter ended August 31, 2007 and $359,859 for the period from inception to August 31, 2008).

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the quarter ended August 31, 2008 was $25,000 as compared to $459,000 for the quarter ended August 31, 2007 and $2,620,434 received for the period from inception on January 09, 2004 through to and including August 31, 2008.

EXPENSES

SUMMARY – Total expenses increased to $235,843 for the quarter ended August 31, 2008 from $143,700 in the corresponding quarter ended August 31, 2007. A total of $2,891,178 in expenses has been incurred since inception on January 09, 2004 through August 31, 2008. The increase in operating costs was caused by the following;

1.

Depletion Costs.  The depletion cost for the quarter ending August 31, 2008 was $57,625.  (August 31,, 2007: $6,365).  There was also a write down in the carrying value of properties of $45,382. (August 31, 2007: $0).

2.

Production Costs.  Production costs associated with producing wells was $51,972 for the period ending August 31 2008.  (August 31, 2007: $1,456).  The increase was caused by an increase in the number of producing wells as well as the costs associated therein.

3.

Consulting Fees.  A decrease in consulting fees to $47,255 for the quarter ending August 31, 2008 (August 31, 2007: $80,028) was caused by $0 stock based compensation charge incurred (August 31, 2007: $42,261)

4.

Legal and Accounting.    These costs increased to $26,789 (August 31, 2007: $12,437) was caused by the auditing charges for the year ended May 31, 2008.

5.

Investor relations costs decreased to $0 (August 31, 2007: $31,180) was caused by the cancellation of a contract with an investor relations firm in Germany.

During the current quarter under review, Stallion has 72,359,508 common shares issued and outstanding.

Stallion continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Stallion does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Other Income

During the quarter ended August 31, 2008, the Company earned $0 in interest income from the funds on deposit during the period.  (August 31, 2007: $0).  The Company has earned $5,657 from inception on January 9, 2004 through August 31, 2008.

For the quarter ended August 31, 2008, the net loss was $(86,768) ($0.00 per share). The loss per share was based on a weighted average of 72,272,551 common shares outstanding. For the same period ended August 31, 2007, the corresponding number was a loss of $(136,280) ($0.00 per share) based on 70,776,660 shares outstanding.

Plan of Operation

Stallion believes it can satisfy its cash requirements for the current fiscal year end of May 31, 2009, only by raising additional capital through private placements, equity financing, loans or the like. As of August31, 2008, we had $26,072 in unallocated working capital, excluding stock deposits of $300,000.

The Company has changed its focus to targeting natural gas and oil exploration opportunities.  For the remainder of the current fiscal year to May 31, 2009, the Company will pursue its working interest obligations within its area of mutual interest on its controlled lands in California, Mississippi and Louisiana.  The Company will fund its drilling obligations through issuing equity capital by way of private placements.

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

As at August 31, 2008, we had a working capital surplus of $26,072, excluding stock deposits of $300,000. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of the end of the last quarter on August 31, 2008, we generated $149,075 in oil and gas revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to August 31, 2008 was $2,620,434 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,500 shares at a price of $0.20 under a Regulation SB-2 prospectus offering to a total of 43 placees.  During the quarter ending August 31, 2006, the Company raised $447,520 via an issuance of shares at $0.60.  During the quarter ended November 30, 2006, the Company raised $897,000 via an issuance of shares at $0.85.  During the quarter ended May 31, 2007, the Company raised $265,876 via an issuance of shares at $0.10 through an exercise of warrants.  Also during the same quarter, the Company raised $45,000 via an exercise of options at $0.375.  During the quarter ended August 31, 2007, the Company realised proceeds of $159,000 from the exercise of outstanding warrants of 1,590,000 at an exercise price of $0.10.  On May 30, 2008, the Company issued 486,000 shares pursuant to a private placement at $0.75 per share to raise $364,500.  During the quarter ended August 31, 2008, the Company realised proceeds of $25,000 from the exercise of outstanding warrants of 250,000 at an exercise price of $0.10.

As of August 31, 2008, our total assets which consist of cash, accounts receivable, prepaid expenses and the Working Interest in the Mississippi Prospect amounted to $1,041,047 (May 31, 2008 $1,055,392) and our total liabilities were $381,386 (May 31, 2008 $332,734).  The increase in liabilities was caused by an increase in accounts payable and accrued liabilities and due to related party.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2008. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3.

Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2008.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of August 31, 2008, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2.

Changes in Securities

Stallion had 72,359,508 shares of common stock issued and outstanding as of August 31, 2008. Of these shares, approximately 30,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5.

Other Information

Common Stock

During the three - month period ended August 31, 2008, 250,000 shares of common stock were issued upon exercise of warrants at $0.10 per share.  $25,000 was raised via the exercise of warrants. As of August 31, 2008, there were 72,359,508 shares issued and outstanding.

Options

No options were granted to officers of the Company during the three-month period ending August 31, 2008.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended August 31, 2008: NONE

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

Date: October 14, 2008

BY:

/s/

“Christopher Paton-Gay”

Christopher Paton-Gay, Chairman, CEO and a Member of the Board of Directors

CERTIFICATION PURSUANT TO SECTION 302

I, Christopher Paton-Gay, certify that:

1. I have reviewed this Quarterly report on Form 10-Q of The Stallion Group;

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

Dated: October 14, 2008

By:

/s/Christopher Paton-Gay

Christopher Paton-Gay

Chairman, CEO & CFO

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-Q for the quarter ended August 31, 2008 as filed with the Securities and Exchange Commission (the "Report"), I, Kulwant Sandher, Director/CFO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 14, 2008

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Director/ CFO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended August 31, 2008 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, CEO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 14, 2008

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Chairman /CEO