Form 10-Q
period 2008-11-30
STALLION GROUP
filed 2009-01-14
CIK 1285894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 2008

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act)     Yes  [   ]     No [ ☑ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  73,259,508  shares of Common Stock as of November 30, 2008.

Transitional Small Business Format.   Yes [  ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

THE STALLION GROUP
(An Exploration Stage Company)
Balance Sheets
November 30, 2008

	November 30,	May 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash and cash equivalents	$3,419	$6,022
Accounts receivable, net of allowance $0	12,344	114,577
Prepaid expense	30,990	-

Total current assets	46,753	120,599

Capital assets, net	5,022	6,334

Other assets

Oil and gas properties (Note 3)
Proved properties subject to amortization, net of amortization	418,091	550,483
Unproved properties	492,692	377,976

Total Other assets	910,783	928,459

TOTAL ASSETS	$962,558	$1,055,392

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$73,946	$9,063
Due to related party	24,200	9,588
Stock Deposits	300,000	300,000

Total current liabilities	398,146	318,651

Long term liabilities:

Asset retirement obligation	14,928	14,083

Total liabilities	413,074	332,734

Commitments

Stockholders' equity (Note 7)

Common stock, $0.001 par value; 1,200,000,000 shares authorized
73,259,508, and 72,109,508 shares issued and outstanding respectively	73,260	72,110

Additional paid-in capital	3,121,785	3,077,235

Cumulative other comprehensive income	13,001	12,207

Deficit accumulated during the exploration stage	(2,658,562)	(2,438,894)

Total stockholders' equity	549,484	722,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$962,558	$1,055,392

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
JANUARY 9, 2004 (inception) TO NOVEMBER 30, 2008
(Unaudited)

	Common Stock		Additional		Cumulative	Total
		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income (Loss)	Equity

Balance at January 9, 2004 (inception)	-	$-	$-	$-	$-	$-

February 2004, common stock sold to an officer
($0.001/share)	30,000,000	30,000	(25,000)	-	-	5,000
April 2004 through May 2004, common stock
sold in private placement offering
($0.01/share) (Note 7)	19,200,000	19,200	12,800			32,000
Office space and administrative support
contributed by an officer	-	-	550	-	-	550
Net loss, period ended May 31, 2004	-	-	-	(4,859)	-	(4,859)

Balance at May 31, 2004	49,200,000	49,200	(11,650)	(4,859)	-	32,691

June 2004, common stock sold in private
placement offering ($0.01/share)(Note 7)	4,800,000	4,800	3,200	-	-	8,000
May 2005, common stock sold in public offering,
net of offering costs of $7,500 ($0.2/share)
($0.2/share) (Note 7)	1,839,000	1,839	51,961			53,800
Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400

Net loss, year ended May 31, 2005	-	-	-	(20,353)	-	(20,353)
Cumulative translation adjustment	-	-	-	-	(387)	(387)

Balance at May 31, 2005	55,839,000	55,839	44,911	(25,212)	(387)	75,151

Office space and administrative support
contributed by an officer	-	-	1,400	-	-	1,400

Net loss, year ended May 31, 2006	-	-	-	(59,304)	-	(59,304)
Cumulative translation adjustment	-	-	-	-	1,497	1,497

Balance, May 31, 2006	55,839,000	$55,839	$46,311	$(84,516)	$1,110	$18,744

Common stock sold to the director at
$0.1 per share (post forward split)
on September 14, 2006	360,000	360	17,640	-	-	18,000
Issuance of common stock for cash at
$0.1 per share (post forward split)
on October 17, 2006	8,945,160	8,946	438,312	-	-	447,258
Issuance of common stock for cash at
$0.85 per share on February 28, 2007	2,110,588	2,110	894,890	-	-	897,000
Exercise of option at $0.375 per share
by the Director	120,000	120	44,880	-	-	45,000
Exercise of warrant at $0.1 per share	2,658,760	2,659	263,217	-	-	265,876
Stock-based compensation on
options granted	-	-	610,372	-	-	610,372

Net loss, year ended May 31, 2007	-	-	-	(1,197,372)	-	(1,197,372)
Cumulative translation adjustment	-	-	-	-	9,779	9,779

Balance, May 31, 2007	70,033,508	$70,034	$2,315,622	$(1,281,888)	$10,889	$1,114,657

Exercise of warrant at $0.1 per share	1,590,000	1,590	157,410	-	-	159,000
Issuance of common stock for cash at
$0.75 per share on May 30, 2008	486,000	486	364,014	-	-	364,500
Stock-based compensation on
options vested	-	-	240,189	-	-	240,189

Net loss, year ended May 31, 2008	-	-	-	(1,157,006)	-	(1,157,006)
Cumulative translation adjustment	-	-	-	-	1,318	1,318

Balance, May 31, 2008	72,109,508	$72,110	$3,077,235	$(2,438,894)	$12,207	$722,658

Exercise of warrant at $0.1 per share	250,000	250	24,750	-	-	25,000
Shares issued to a director and officer and a consultant	900,000	900	19,800	-	-	20,700
as part of the Consulting Agreements at $0.023
Net loss, period ended November 30, 2008	-	-	-	(219,668)	-	(219,668)
Cumulative translation adjustment	-	-	-	-	794	794

Balance, November 30, 2008	73,259,508	$73,260	$3,121,785	$(2,658,562)	$13,001	$549,484

THE STALLION GROUP
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
					January 9, 2004
					(Inception)
	For The Three Months Ended		For The Six Months Ended		Through
	November 30		November 30		November 30
	2008	2007	2008	2007	2008
Revenue
Natural gas and oil revenue	$22,296	$9,192	$171,371	$16,613	$382,155

Cost of revenue
Natural gas and oil operating costs	33,696	1,456	85,668	2,912	128,162
Depletion	31,634	24,883	89,259	31,248	287,875
Accretion	422	-	845	-	2,354
Writedown in carrying value of oil and gas property	-	226,734	45,382	226,734	827,437

	65,752	253,073	221,154	260,894	1,245,828

Gross profit	(43,456)	(243,881)	(49,783)	(244,281)	(863,673)

Expenses
Contribute rent	-	-	-	-	2,900
Contribute administrative support	-	-	-	-	450
Consulting (Note 4 and 8)	65,326	77,772	112,582	157,799	1,122,927
Depreciation	656	656	1,312	1,127	4,582
Investor relations services	2,576	24,125	2,576	55,305	207,447
Mineral exploration and filing fees (Note 6)	358	2,614	358	7,157	48,761
Legal and accounting	17,722	19,621	44,511	32,059	233,793
Office and miscellaneous	2,270	3,911	5,956	7,323	79,377
Organization costs	-	-	-	-	1,160
Professional fee	-	-	525	-	525
Travel	-	-	1,322	3,247	83,709
Business promotion	-	-	-	-	7,151
Other	535	672	743	1,234	7,764

Total expenses	89,443	129,371	169,885	265,251	1,800,546

Loss from operations	(132,899)	(373,252)	(219,668)	(509,532)	(2,664,219)

Other income
Interest income	-	-	-	-	5,657

Total other income	-	-	-	-	5,657

Net loss before Income Tax	(132,899)	(373,252)	(219,668)	(509,532)	(2,658,562)
Income Tax	-	-	-	-	-

Net loss	$(132,899)	$(373,252)	$(219,668)	$(509,532)	$(2,658,562)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.04)

Basic and diluted weighted average
common shares outstanding	73,239,728	71,623,508	72,753,497	71,197,770	59,574,641

Comprehensive income/(loss)
Net loss	$(132,899)	$(373,252)	$(219,668)	$(509,532)	$(2,658,562)
Other comprehensive income/(loss)
Foreign currency translation	2,023	(1,778)	794	2,595	13,001

Comprehensive loss	$(130,876)	$(375,030)	$(218,874)	$(506,937)	$(2,645,561)

THE STALLION GROUP
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			January 9, 2004
			(Inception)
	Six Months Ended		Through
	November 30,		November 30,
	2008	2007	2008
Cash flows provided (used) by operating activities:

Net loss	$(219,668)	$(509,531)	$(2,658,562)

Adjustments to reconcile net loss to net cash used in operating activities:
Office space and administrative support contributed by an officer	-	-	3,350
Stock based compensation (Note 7(c))	20,700	85,653	871,261
Depletion	89,259	31,248	287,875
Accretion	845	-	2,354
Write down in carrying value of oil and gas properties	45,382	226,734	827,437
Depreciation	1,312	1,127	4,582

Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	7,285	(4,982)	(107,292)
(Increase)/Decrease in prepaid expenses	(30,990)	(1,945)	(30,990)
Increase/(Decrease) in accounts payable	45,115	(38,824)	54,178
Increase in amounts due to related party	14,612	-	24,200

Net cash used by operating activities	(26,148)	(210,520)	(721,607)

Cash flows used by investing activities:

Oil and gas properties acquisition (Note 3)	(2,249)	(423,606)	(1,898,805)
Purchase of furniture and computer equipment	-	(3,335)	(9,604)

Net cash used by investing activities	(2,249)	(426,941)	(1,908,409)

Cash flows provided (used) by financing activities:

Proceeds from sales of common stock	-	-	1,833,058
Proceeds from exercise of options and warrants	25,000	159,000	494,876
Payment of offering costs	-	-	(7,500)
Stock Deposits	-	415,000	300,000

Net cash provided by financing activities	25,000	574,000	2,620,434

Effect of exchange rate changes on cash	794	2,594	13,001

Increase in cash and cash equivalents	(2,603)	(60,867)	3,419

Cash and cash equivalents, beginning of period	6,022	162,266	-

Cash and cash equivalents, end of period	$3,419	$101,399	$3,419

Supplemental Information:

Interest	$-	$-	$-
Taxes	$-	$-	$-

The account receivables are reduced by the amount of $82,084 and account payables increased by $32,632 for property acquisition costs of $114,716.

1.

BASIS OF PRESENTATION

The unaudited financial statements as of November 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these condensed financial statements be read in conjunction with the May 31, 2008 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $2,658,562 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there is substantial doubt that the Company has the ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

g)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At November 30, 2008, the Company had no overproduced imbalances.

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

	For the Periods Ended
	November 30,	November 30,
	2008	2007
Furniture and Equipment	$9,604	$9,604
Less: Accumulated Amortization	(4,582)	(1,958)
Net Capital Assets	$5,022	$7,646

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

q)

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate of 12%.  Management has determined that the accretion expense for the three months period ended November 30, 2008 is $422 and the ARO is $14,928 as at November 30, 2008.

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

t)

Accounts Receivable

Accounts receivable consists of revenues receivable from the operators of the oil and gas projects for the sale of oil and gas by the operators on their behalf and are carried at net receivable amounts less an estimate for doubtful accounts.  Management considers all accounts receivable to be fully collectible at November 30, 2008 and 2007, accordingly, no allowance for doubtful accounts or bad debt expense has been recorded.

	November 30, 2008	November 30, 2007
Accounts receivable	$ 12,344	$ 10,790
Less: allowance for doubtful accounts	-	-
	$ 12,344	$ 10,790

3.

OIL AND GAS PROPERTIES

(a) Proved property

Property	May 31, 2008	Addition	Depletion for the period	Write down in carrying value	November 30, 2008
U.S.A. – Proved property	$550,483	$2,249	$(89,259)	$(45,382)	$418,091

(b) Unproved property

Property	May 31, 2008	Addition	Cost added to capitalized cost	November 30, 2008
U.S.A. – Unproved property	$377,976	$114,716	$-	$492,692

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

During the six months period ended November 30, 2008, the Company capitalized $114,716 for brokerage charges.  The cost was added to the unproved properties.

3.

OIL AND GAS PROPERTIES (Continued)

ii.   Willows Gas Field, California, U.S.A

On October 15, 2007, the Company agreed to participate in the drilling program to be conducted by Production Specialties Company (“PSC”).  The Company shall pay for the initial test well, 12.5% of 100% of all costs and expenses of drilling, completing, testing and equipping the Wilson Creek #1-27, to earn 6.25% working interest.  As of November 30, 2008, the Company has expended $195,887 for the costs of Wilson Creek #1-27 and $60,000 for 3D seismic in the prospect area.  Wilson Creek #1-27 started producing gas from April 2008.

4.

RELATED PARTY TRANSACTIONS

The Company paid $9,398 (November 30, 2007 - $11,227) for the three months ended November 30, 2008 and $20,224 (November 30, 2007 - $24,424) for the six months ended November 30, 2008 for accounting and administrative services, and incurred $131 (November 30, 2007 - $397) for the three months ended November 30, 2008 and $131 (November 30, 2007 - $579) for the six months ended November 30, 2008 for legal and filing services to a Company controlled by a director.

The Company paid $9,000 and accrued $15,000 (November 30, 2007 - $16,960) for the three months ended November 30, 2008 and incurred $48,000 (November 30, 2007 – $36,940) for the six months ended November 30, 2008 as a consulting fee to the Chairman of the Company.

On September 2, 2008, the Company issued to a Director of the Company 500,000 shares of common stock in consideration for services rendered pursuant to his consulting agreement.  The price of the share as of September 2, 2008 was $0.023.  Total cost of $11,500 was included in the consulting expense.

At November 30, 2008, the Company owed $24,200 to the related party.

5.

EARNINGS/ (LOSS) PER SHARE

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

5.

EARNINGS/ (LOSS) PER SHARE (Continued)

	Income/(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the six months period ended November 30, 2008:
Basic EPS
Income/(Loss) to common stockholders	$(219,668)	72,753,497	$(0.00)
For the six months period ended November 30, 2007:
Basic EPS
Income/(Loss) to common Stockholders	$(509,532)	71,197,770	$(0.01)

The Company excluded 50,000 options from the Fully Diluted Earnings Per Share calculation as the Company considered the inclusion of these amounts would be anti-dilutive.

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

During the period ended August 31, 2008, the Company received shares subscriptions of $300,000 for common shares to be issued at $0.75 per share.  These shares have not been issued as of November 30, 2008.

On September 2, 2008, the Company issued to a director and officer of the Company 500,000 shares and a consultant 400,000 shares of common stock respectively in consideration for services rendered pursuant to their consulting agreements.  The price of the share as of September 2, 2008 was $0.023.  Total cost of $20,700 was included in the consulting expense.

(d) Common Stock Share Purchase Warrants

Between March and July 2007, the Company has received $424,876 for exercising 4,248,760 share purchase warrants at an exercise price of $0.10 per share.  On July 2, 2008 the Company has received $25,000 for exercising 250,000 share purchase warrants at an exercise price of $0.10 per share.  On August 15, 2008, 4,806,400 share purchase warrants were expired.  On September 2, 2008, the remaining of 2,110,588 share purchase warrants was also expired.  As at November 30, 2008, share purchase warrants outstanding for the purchase of common shares are nil.

The Company has issued warrants to non-employees under various agreements expiring through September 29, 2008.  A summary of the status of warrants granted at October 2006 and February 2007, and changes during the period then ended is as follows:

7.

STOCKHOLDERS’ EQUITY (Continued)

	For the periods ended
	November 30, 2008		May 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,166,988	$0.22	8,756,988	$0.20
Granted	-	-	-	-
Exercised	(250,000)	(0.10)	(1,590,000)	(0.10)
Forfeited Expired	- (4,806,400)	- (0.10)	- -	- -
Expired	(2,110,588)	(0.50)	-	-
Outstanding at end of period	-	$-	7,166,988	$0.22
Exercisable at end of period	-	$-	7,166,988	$0.22

8.

STOCK OPTIONS

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $240,189 was recorded during the year ended May 31, 2008 related to options vested during the period.

The changes in stock options are as follows:

	Number	Weighted Average Exercise Price
Balance outstanding, May 31, 2008	2,230,000	$0.571
Cancelled Exercised	(2,030,000) -	0.576 -
Granted	-	-
Balance outstanding, November 30, 2008	200,000	$0.520

The following table summarized information about the stock options outstanding as at November 30, 2008:

		Options Outstanding		Options Exercisable
Exercise Price	Weighted Average Exercise Price	Number of Shares	Remaining Contractual Life (Years)	Number of Shares
$0.375 $0.950	$0.375 $0.950	150,000 50,000	0.80 1.46	150,000 50,000
Total	$0.520	200,000		200,000

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

The Company is anticipating that the remaining proved well will be tied in during the 2009 fiscal year.

The total costs expended by the Company from inception to the period ended November 30, 2008 are $1,264,942.

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

The Company drilled its first prospect well paying  12.5% of the costs of the first well to earn a 6.5% Working Interest. Thereafter, the Company will pay 6.5% of the costs of future wells to earn 6.5% Working Interest.  Total costs for this prospect for the end of the quarter ended November 30, 2008 is $255,887.

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

Results of Operations

Stallion was incorporated on January 09, 2004; comparative periods for the three and six months ended November 30, 2008, November 30, 2007 and January 09, 2004 (inception) through November 30, 2008 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities (less offering costs) from inception on January 09, 2004 to November 30, 2008 was $2,620,434 as a result of proceeds received from sales of our common stock.

The Corporation generated $22,296 in revenues from operations for the three months ended November 30, 2008($9,192 for the three months ended November 30, 2007) and $171,371 in revenues for the six months ended November 30, 2008 ($16,613 for the six months ended November 30, 2007).  The increase in revenues resulted from the production royalties received from the Company’s share in wells in the Mississippi and California region.

REVENUES

REVENUE – Gross revenue for the six months ended November 30, 2008 was $171,371 ($16,613 for the six months ended November 30, 2007 and $382,155 for the period from inception to November 30, 2008).  Gross revenue for the three months ended November 30, 2008 was $22,296 ($9,192 for the three months ended November 30, 2007).  The increase in revenue resulted from royalties received from wells in production from the Company’s projects in Mississippi and California, however, the reduction in commodity prices for natural gas offset the overall increase during the quarter ended November 30, 2008.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities during the six months ended November 30, 2008 was $25,000 as compared to $574,000 for the six months ended November 30, 2007 and $2,620,434 received for the period from inception on January 09, 2004 through to and including November 30, 2008.

EXPENSES

SUMMARY – Total expenses decreased to $391,039 for the six months ended November 30, 2008 from $526,145 in the corresponding six months ended November 30, 2007. A total of $3,046,374 in expenses has been incurred since inception on January 09, 2004 through November 30, 2008. The decrease in operating costs was caused by the following;

1.

Depletion Costs.  The depletion cost for the six months ending November 30, 2008 was $89,259.  (November 30, 2007: $31,248).  The increase in depletion was due to an increase in production from natural gas wells.  There was also a write down in the carrying value of properties of $45,382. (November 30, 2007: $226,734).

2.

Production Costs.  Production costs associated with producing wells was $85,668 for the period ending November 30, 2008.  (November 30, 2007: $2,912).  The increase was caused by an increase in the number of producing wells costs associated therein.

3.

Consulting Fees.  A decrease in consulting fees to $112,582 for the six months ending November 30, 2008 (November 30, 2007: $157,799) was caused by a reduction in stock based compensation charge of $20,700. (November 30, 2007: $85,653).

4.

Legal and Accounting.    These costs increased to $44,511 (November 30, 2007: $32,059) was caused by costs associated with the preparation of the Company’s annual filings and legal expenses associated with the offer to acquire the Company.

5.

Investor relations costs decreased to $2,576 (November 30, 2007: $55,305) was caused by the cancellation of a contract with an investor relations firm in Germany.

During the current quarter under review, Stallion has 73,259,508 common shares issued and outstanding.

Stallion continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Stallion does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Other Income

During the quarter ended November 30, 2008, the Company earned $0 in interest income from the funds on deposit during the period.  (November 30, 2007: $0).  The Company has earned $5,657 from inception on January 9, 2004 through November 30, 2008.

For the quarter ended August 31, 2008, the net loss was $(132,899) ($0.00 per share). The loss per share was based on a weighted average of 73,239,728 common shares outstanding. For the same period ended August 31, 2007, the corresponding number was a loss of $(373,252) ($0.01 per share) based on 71,623,508 shares outstanding. The decrease in loss was caused by a reduction in the write-down in the carrying value of the property of $226,734 and a reduction in operating expenses from $39,928.

For the six months ended November 30, 2008, the net loss was $(219,668) ($0.00 per share).  The loss was based on a weighted average of 72,753,497 common shares outstanding.  For the same period ended November 30, 2007, the corresponding loss was $(509,532) ($0.01 per share) based on 71,197,770 shares outstanding.  The decrease in loss was due to the aforementioned reasons in the previous paragraph.

Plan of Operation

Stallion believes it can satisfy its cash requirements for the current fiscal year end of May 31, 2009, only by raising additional capital through private placements, equity financing, loans or the like. As of November 30, 2008, we had $(51,393) deficit in unallocated working capital, excluding stock deposits of $300,000.

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

As at November 30, 2008, we had a working capital deficit of $(51,393), excluding stock deposits of $300,000. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of the end of the last quarter on November 30, 2008, we generated $171,371 in oil and gas revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition and for corporate expenses. Net cash provided by financing activities from inception on January 09, 2004 to November 30, 2008 was $2,620,434 as a result of gross proceeds received from sales of our common stock (less offering costs). We issued 5,000,000 shares of common stock through a Section 4(2) offering in February, 2004 for cash consideration of $5,000. We issued 4,000,000 shares of common stock through a Regulation S offering in May and June, 2004 for cash consideration of $40,000 to a total of 10 placees. During the last quarter of the last fiscal year we raised $69,300 through the sale of 306,500 shares at a price of $0.20 under a Regulation SB-2 prospectus offering to a total of 43 placees.  During the quarter ending August 31, 2006, the Company raised $447,520 via an issuance of shares at $0.60.  During the quarter ended November 30, 2006, the Company raised $897,000 via an issuance of shares at $0.85.  During the quarter ended May 31, 2007, the Company raised $265,876 via an issuance of shares at $0.10 through an exercise of warrants.  Also during the same quarter, the Company raised $45,000 via an exercise of options at $0.375.  During the quarter ended August 31, 2007, the Company realised proceeds of $159,000 from the exercise of outstanding warrants of 1,590,000 at an exercise price of $0.10.  On May 30, 2008, the Company issued 486,000 shares pursuant to a private placement at $0.75 per share to raise $364,500.  During the six months ended November 30, 2008, the Company realised proceeds of $25,000 from the exercise of outstanding warrants of 250,000 at an exercise price of $0.10.

As of November 30, 2008, our total assets which consist of cash, accounts receivable, prepaid expenses and the Working Interest in the Mississippi Prospect amounted to $962,558 (May 31, 2008 $1,055,392) and our total liabilities were $413,074 (May 31, 2008 $332,734).  The increase in liabilities was caused by an increase in accounts payable and accrued liabilities and due to related party.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2008. Inflation is moderately higher than it was during 2007 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3.

Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2008.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of November 30, 2008, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2.

Changes in Securities

Stallion had 73,259,508 shares of common stock issued and outstanding as of November 30, 2008. Of these shares, approximately 30,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5.

Other Information

Common Stock

During the six - month period ended November 30, 2008, 250,000 shares of common stock were issued upon exercise of warrants at $0.10 per share.  $25,000 was raised via the exercise of warrants.   The Company issued 900,000 to officers and consultants in consideration for services rendered in accordance with their consulting agreements.  As of November 30, 2008, there were 73,259,508 shares issued and outstanding.

Options

No options were granted to officers of the Company during the six-month period ending November 30, 2008.

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

Date: January 14, 2009

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

Dated: January 14, 2009

By:

/s/Christopher Paton-Gay

Christopher Paton-Gay

Chairman, CEO & CFO

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-Q for the quarter ended November 30, 2008 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, Director/CFO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 14, 2009

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Director/ CFO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Stallion Group a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended November 30, 2008 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, CEO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 14, 2009

/s/ Christopher Paton-Gay

Christopher Paton-Gay

Chairman /CEO